Form 10-Q
period 2026-06-30
Avalyn Pharma Inc.
filed 2026-08-12
CIK 1540171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 10, 2026, the registrant had 44,333,095 shares of voting common stock, $0.001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or this Quarterly Report, contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, product candidates, planned preclinical studies and clinical trials, results of preclinical studies, clinical trials, research and development costs, regulatory approvals, commercial strategy, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that are in some cases beyond our control and may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements.

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
•
We are dependent on licensed intellectual property rights pursuant to the PARI License Agreement relating to the PARI eFlow® Technology and eRapid® Nebulizer System, and we may in the future enter into additional intellectual property licensing agreements on which we could similarly become dependent.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AVALYN PHARMA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts) (Unaudited)

	June 30,	December 31,
	2026	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$264,197	$52,315
Marketable securities, current	88,228	86,044
Prepaid expenses and other current assets	5,563	5,201
Total current assets	357,988	143,560
NON-CURRENT ASSETS:
Property and equipment, net	1,206	792
Operating lease right-of-use asset	2,140	1,530
Marketable securities, noncurrent	61,103	—
Other assets	3,011	2,999
Total noncurrent assets	67,460	5,321
TOTAL ASSETS	$425,448	$148,881
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$2,648	$3,758
Accrued liabilities	7,345	9,889
Operating lease liability	816	444
Total current liabilities	10,809	14,091
NON-CURRENT LIABILITIES:
Term loan	14,801	—
Operating lease liability, noncurrent	1,492	1,225
TOTAL LIABILITIES	27,102	15,316
COMMITMENTS AND CONTINGENCIES (Note 8)
REDEEMABLE CONVERTIBLE PREFERRED STOCK
Series A redeemable convertible preferred stock, $0.001 par value; no shares and 51,213,004 shares authorized as of June 30, 2026 and December 31, 2025, respectively; no shares and 49,651,129 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively; liquidation preference of $0 and $49,651 as of June 30, 2026 and December 31, 2025, net of issuance costs of $475, respectively	—	49,176
Series B redeemable convertible preferred stock, $0.001 par value; no shares and 25,210,789 shares authorized as of June 30, 2026 and December 31, 2025, respectively; no shares and 25,208,502 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively; liquidation preference of $0 and $35,693 as of June 30, 2026 and December 31, 2025, net of issuance costs of $317, respectively	—	35,376
Series C-1 redeemable convertible preferred stock, $0.001 par value; no shares and 239,092,424 shares authorized as of June 30, 2026 and December 31, 2025, respectively; no shares and 239,016,017 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively; liquidation preference of $0 and $175,041 as of June 30, 2026 and December 31, 2025, net of issuance costs of $547, respectively	—	174,494
Series C-2 redeemable convertible preferred stock, $0.001 par value; no shares and 20,316,359 shares authorized as of June 30, 2026 and December 31, 2025, respectively; no shares and 20,316,359 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively; liquidation preference of $0 and $11,903 as of June 30, 2026 and December 31, 2025, net of issuance costs of $49, respectively	—	13,406
Series D redeemable convertible preferred stock, $0.001 par value; no shares and 126,346,412 authorized as of June 30, 2026 and December 31, 2025, respectively; no shares and 126,036,334 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively; liquidation preference of $0 and $100,363 as of June 30, 2026 and December 31, 2025, net of issuance costs of $594, respectively	—	99,769
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 10,000,000 shares and no shares authorized as of June 30, 2026 and December 31, 2025, respectively; no shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.001 par value; 700,000,000 and 575,000,000 shares authorized as of June 30, 2026 and December 31, 2025, respectively; 44,333,094 and 1,227,186 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	67	24
Additional paid-in capital	719,541	26,548
Accumulated other comprehensive (loss) income	(95)	134
Accumulated deficit	(321,167)	(265,362)
Total stockholders’ equity (deficit)	398,346	(238,656)
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$425,448	$148,881

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVALYN PHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share and per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
OPERATING EXPENSES:
Research and development	$24,729	$17,882	$47,618	$33,201
General and administrative	6,561	3,895	11,581	7,292
Total operating expenses	31,290	21,777	59,199	40,493
LOSS FROM OPERATIONS	(31,290)	(21,777)	(59,199)	(40,493)
OTHER INCOME (EXPENSE):
Interest income	2,696	1,627	3,821	2,875
Interest expense	(272)	-	(370)	-
Other income (expense)	(69)	(41)	(56)	(76)
Total other income	2,355	1,586	3,395	2,799
NET LOSS	$(28,935)	$(20,191)	$(55,804)	$(37,694)
COMPREHENSIVE LOSS:
Net loss	$(28,935)	$(20,191)	$(55,804)	$(37,694)
OTHER COMPREHENSIVE LOSS:
Unrealized gains (losses) on marketable securities	(107)	(34)	(229)	(122)
Total other comprehensive loss	(107)	(34)	(229)	(122)
TOTAL COMPREHENSIVE LOSS	$(29,042)	$(20,225)	$(56,033)	$(37,816)
Net loss per share of common stock, basic and diluted	$(0.98)	$(17.63)	$(3.60)	$(52.83)
Weighted-average number of common stock used in net loss per share, basic and diluted	29,650,660	1,145,309	15,519,187	713,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVALYN PHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

(In thousands, except share amounts) (Unaudited)

	Series A		Series B		Series C-1		Series C-2		Series D		Common		Additional	Accumulated Other		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit
BALANCES - December 31, 2025	49,651,129	$49,176	25,208,502	$35,376	239,016,017	$174,494	20,316,359	$13,406	126,036,334	$99,769	1,227,186	$24	$26,548	$134	$(265,362)	$(238,656)
Issuance of warrants in connection with Term Loan	—	—	—	—	—	—	—	—	—	—	—	—	184	—	—	184
Stock options exercised	—	—	—	—	—	—	—	—	—	—	5,256	—	25	—	—	25
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	1,193	—	—	1,193
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(122)	—	(122)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(26,869)	(26,869)
BALANCES - March 31, 2026	49,651,129	$49,176	25,208,502	$35,376	239,016,017	$174,494	20,316,359	$13,406	126,036,334	$99,769	1,232,442	$24	$27,950	$12	$(292,231)	$(264,245)
Conversion of preferred stock into common stock upon initial public offering	(49,651,129)	(49,176)	(25,208,502)	(35,376)	(239,016,017)	(174,494)	(20,316,359)	(13,406)	(126,036,334)	(99,769)	23,918,194	24	372,198	—	—	372,222
Issuance of common stock from initial public offering, net of issuance costs of $4,232	—	—	—	—	—	—	—	—	—	—	19,166,667	19	316,599	—	—	316,618
Issuance of common shares upon exercise of warrants	—	—	—	—	—	—	—	—	—	—	15,012	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	2,790	—	—	2,790
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(107)	—	(107)
Stock options exercised	—	—	—	—	—	—	—	—	—	—	780	—	4	—	—	4
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(28,935)	(28,935)
BALANCES - June 30, 2026	—	$—	—	$—	—	$—	—	$—	—	$—	44,333,095	$67	$719,541	$(95)	$(321,167)	$398,346

	Series A		Series B		Series C-1		Series C-2		Series D		Common		Additional	Accumulated Other		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit
BALANCES - December 31, 2024	65,213,004	$64,738	25,210,789	$35,379	239,016,017	$174,494	24,207,788	$15,686	—	$—	276,792	$5	$5,429	$202	$(180,158)	$(174,522)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	543	—	—	543
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(88)	—	(88)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(17,503)	(17,503)
BALANCES - March 31, 2025	65,213,004	$64,738	25,210,789	$35,379	239,016,017	$174,494	24,207,788	$15,686	—	$-	276,792	$5	$5,972	$114	$(197,661)	$(191,570)
Issuance of Series D preferred stock for cash, net issuance costs of $471	—	—	—	—	—	—	—	—	113,468,242	89,884	—	—	—	—	—	-
Preferred stock conversions	(14,000,000)	(14,000)	—	—	—	—	(3,891,429)	(2,280)	—	—	929,824	18	16,262	—	—	16,280
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	1,128	—	—	1,128
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	(34)	—	(34)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(20,191)	(20,191)
BALANCES - June 30, 2025	51,213,004	$50,738	25,210,789	$35,379	239,016,017	$174,494	20,316,359	$13,406	113,468,242	$89,884	1,206,616	$23	$23,362	$80	$(217,852)	$(194,387)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVALYN PHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Six Months Ended June 30,
	2026	2025
OPERATING ACTIVITIES:
Net loss	$(55,804)	$(37,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	173	19
Non-cash operating lease expense	221	—
Stock-based compensation expense	3,983	1,671
Amortization and accretion of premiums/discounts on marketable securities	(417)	(1,029)
Amortization of debt discount and deferred financing costs	22	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(192)	(544)
Other assets	(12)	239
Accounts payable	(1,206)	(1,374)
Accrued liabilities	(2,543)	(1,260)
Operating lease liability	(192)	—
Net cash used in operating activities	(55,967)	(39,972)
INVESTING ACTIVITIES:
Purchases of property and equipment	(587)	(8)
Purchases of marketable securities	(134,832)	(67,058)
Proceeds from sale of marketable securities	26,343	—
Maturities of marketable securities	45,390	54,500
Net cash used in investing activities	(63,686)	(12,566)
FINANCING ACTIVITIES:
Proceeds from initial public offering, net of underwriter discounts and commissions paid during the period	320,850	—
Payment of offering costs	(4,136)	—
Proceeds from the exercise of stock options	29	—
Proceeds from Term loan	15,000	—
Payments of issuance costs associated with Term loan	(208)	—
Proceeds from issuance of Series D convertible preferred stock, net of issuance costs	—	89,884
Net cash provided by financing activities	331,535	89,884
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	211,882	37,346
CASH AND CASH EQUIVALENTS:
Beginning of period	52,315	23,955
End of period	$264,197	$61,301
Supplemental disclosure of non-cash investing and financing activities:
Conversion of preferred stock into common stock upon IPO	$372,198	$—
Deferred offering costs transferred to additional paid in capital	4,232	-
Right-of-use assets obtained in exchange for operating lease liabilities	831	—
Warrant value issued as part of Term loan	184	—
Issuance costs related to a public offering included in accounts payable and accrued expenses	96	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVALYN PHARMA INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE SIX MONTHS ENDED June 30, 2026 AND 2025 (UNAUDITED)

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

Initial Public Offering

On May 1, 2026, the Company completed its initial public offering, or IPO, in which the Company sold an aggregate of 19,166,667 shares of its common stock at a public offering price of $18.00 per share, which included 2,500,000 shares of its common stock sold to the underwriters pursuant to the full exercise of their option to purchase additional shares, resulting in aggregate net proceeds of approximately $316.6 million, after deducting underwriter discounts, commissions and other offering expenses. Immediately prior to the closing of the IPO, the Company's outstanding redeemable convertible preferred stock automatically converted into 23,918,194 shares of common stock. Following the closing of the IPO, no shares of redeemable convertible preferred stock were outstanding. In connection with the closing of the IPO, the Company's certificate of incorporation was amended and restated to authorize 700,000,000 shares of common stock, par value $0.001 per share, including 500,000,000 shares of voting common stock and 200,000,000 shares of non-voting common stock, of which there were zero shares issued or outstanding as of June 30, 2026; to eliminate all references to the previously-existing series of preferred stock, and authorize 10,000,000 shares of preferred stock, par value $0.001 per share.

Going Concern

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

Since its inception, the Company has funded its operations with proceeds from convertible notes, its IPO, and with proceeds from the issuance of Series A, Series B, Series C-1, Series C-2 and Series D preferred stock. The Company has incurred net losses, and utilized cash, cash equivalents, and marketable securities in operations since inception, has an accumulated deficit as of June 30, 2026 of $321.2 million, and expects to incur future additional losses. As of June 30, 2026, the Company had cash, cash equivalents, and marketable securities of $413.5 million. The Company has determined that its existing cash, cash equivalents, and marketable securities will be sufficient to fund the Company’s operating expenses and capital expenditures requirements for at least 12 months from the issuance date of these consolidated financial statements.

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2026, and the condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2026 and 2025, consolidated statements of changes in redeemable convertible preferred stock and stockholders' equity (deficit), and consolidated statements of cash flows for the six months ended June 30, 2026 and 2025, are unaudited. The condensed consolidated interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2026, the results of its operations for the three and six months ended June 30, 2026 and 2025, and its cash flows for the six months ended June 30, 2026 and 2025. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2026 and 2025, are also unaudited. The results for the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2026, or for any other subsequent period.

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

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting, and other third-party fees that are incremental costs and directly associated with in-process equity and debt financings as deferred offering costs within non-current assets on the consolidated balance sheets until such time the equity and debt financings are consummated. After consummation of an equity financing, these costs are recorded as a reduction of the proceeds from the offering, either as a reduction to the carrying value of the preferred stock or, for the issuances of common stock, in stockholders’ deficit as a reduction of additional paid-in capital generated as a result of the offering. Should the in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statements of comprehensive loss. As of June 30, 2026 and December 31, 2025, there were deferred offering costs of $0.2 million and $0.3 million, respectively.

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

3.
Marketable Securities

The following tables summarize the amortized cost and estimated fair value of the Company’s marketable securities, which are considered to be available-for-sale investments (in thousands):

	June 30, 2026
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Marketable securities, current:
U.S. Treasury securities	$28,379	$(14)	$—	$28,365
Commercial paper	38,660	(37)	—	38,623
Corporate debt securities	17,749	(10)	—	17,739
U.S. government agency debt securities	3,505	(4)	—	3,501
Marketable securities, long-term:
U.S. Treasury securities	46,485	(29)	—	46,456
Corporate debt securities	14,648	(1)	—	14,647
Total marketable securities	$149,426	$(95)	$—	$149,331

	December 31, 2025
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Marketable securities, current:
U.S. Treasury securities	$30,049	$75	$—	$30,124
Commercial paper	30,699	26	—	30,725
Corporate debt securities	25,162	33	—	25,195
Total marketable securities	$85,910	$134	$—	$86,044

As of June 30, 2026, all marketable securities held by the Company had remaining contractual maturities of one year or less, except for U.S. treasuries and corporate debt securities with a fair value of $46.5 million and $14.6 million, respectively, with maturities of one to two years. As of December 31, 2025, all marketable securities held by the Company had remaining contractual maturities of one year or less.

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

4.
Fair Value Measurements

The following tables present information about the Company’s financial instruments that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the inputs the Company utilized to determine such fair value (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market accounts	$126,205	$—	$—	$126,205
Marketable securities:
U.S. Treasury securities	—	74,821	—	$74,821
Commercial paper	—	38,623	—	$38,623
Corporate debt securities	—	32,386	—	$32,386
U.S. government agency debt securities	—	3,501	—	$3,501
Total	$126,205	$149,331	$—	$275,536

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market accounts	$16,245	$—	$—	$16,245
Marketable securities:
U.S. Treasury securities	—	30,124	—	30,124
Commercial paper	—	30,725	—	30,725
Corporate debt securities	—	25,195	—	25,195
Total	$16,245	$86,044	$—	$102,289

As of June 30, 2026 and December 31, 2025, the Company had cash equivalents consisting of money market accounts classified as Level 1 financial assets, as these assets are valued using quoted market prices in active markets without any valuation adjustments. The Company classifies its investments in U.S. Treasury securities (Treasury bills, Treasury notes, and Treasury bonds), commercial paper, U.S. government agency debt, and corporate debt securities as Level 2 instruments. The Company estimates the fair value of these marketable securities by taking into consideration valuations obtained from third-party pricing sources. These pricing sources utilize standard industry valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly to estimate fair value. These inputs include market pricing based on real time trade data for the same or similar securities, issuer credit spreads, benchmark yields, and other observable inputs.

During the periods ended June 30, 2026 and December 31, 2025, there were no transfers or reclassifications between fair value measurement levels of financial assets or liabilities.

5.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2026	2025
Prepaid research and development expenses	$2,060	$3,908
Interest receivable	1,674	537
Prepaid insurance	51	61
Deposits	—	50
Deferred financing costs	221	255
Other prepaid expenses	1,557	390
Total prepaid expenses and other current assets	$5,563	$5,201

6.
Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2026	2025
Computers, software, and office equipment	$154	$154
Furniture and fixtures	282	—
Lab equipment	—	10
Leasehold improvements	986	—
Construction in progress	—	682
Total property and equipment	1,422	846
Less: Accumulated depreciation	(216)	(54)
Property and equipment, net	$1,206	$792

Total depreciation expense was $110 thousand and $173 thousand for the three and six months ended June 30, 2026, respectively, and $9 thousand and $19 thousand for the three and six months ended June 30, 2025, respectively.

7.
Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2026	2025
Employee compensation and vacation accrual	$3,171	$4,292
Accrued legal and professional fees	710	1,200
Accrued research and development costs	3,464	4,397
Total accrued liabilities	$7,345	$9,889

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

In June 2026, the Company entered into an amendment to the Boston Sublease. Pursuant to the amendment, the Subleased Premises were expanded to include an additional 4,934 rentable square feet located on the second floor of the building, which expires in January 2029. The lease commenced on June 29, 2026, at which time the Company recognized an additional ROU asset and corresponding operating lease liability of $0.8 million, including $0.3 million of current lease liability and $0.5 million of noncurrent lease liability. The Company has the option to extend the lease one time for an additional 3-year period, subject to the terms therein; however, the exercise of the option to extend the lease term was not determined to be reasonably certain, and the Company will therefore recognize lease expense through the expiration of the initial lease term ending in January 2029.

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

The following table summarizes the presentation in the Company’s consolidated balance sheets of its operating leases (in thousands):

	June 30, 2026	December 31, 2025
Operating lease right-of-use asset, noncurrent	$2,140	$1,530
Operating lease liability, current	816	444
Operating lease liability, noncurrent	1,492	1,225

The Company incurred total operating lease expenses of $151.0 thousand and $296.7 thousand during the three and six months ended June 30, 2026, respectively, and zero during the three and six months ended June 30, 2025. The Company incurred an immaterial amount of expense related to variable lease costs during the three and six months ended June 30, 2026 and no expense related to variable lease costs during three and six months ended June 30, 2025.

Future minimum lease payments under non-cancelable leases were as detailed below (in thousands):

June 30, 2026
2026	$480
2027	986
2028	1,016
2029	85
Total undiscounted future minimum lease payments	2,566
Less: Imputed interest	(258)
Total operating lease liabilities	$2,308

Cash paid for amounts included in the measurement of operating lease liabilities were $153.5 thousand and $255.9 thousand for the three and six months ended June 30, 2026, respectively, and zero during the three and six months ended June 30, 2025.

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

9.
Common Stock

The Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue 700,000,000 shares of common stock, par value $0.001, as of June 30, 2026, of which 500,000,000 is voting and 200,000,000 is designated as non-voting. The holders of voting common stock are entitled to one vote for each share of common stock held.

The number of shares of common stock that have been reserved for the potential conversion of preferred stock, exercise of outstanding stock options granted, warrants, and stock options available for grant under the Company’s 2026 Equity Incentive Plan, or the 2026 Plan, as of June 30, 2026 and December 31, 2025, are as follows:

	June 30,	December 31,
	2026	2025
Conversion of Series A	—	2,580,370
Conversion of Series B	—	1,310,082
Conversion of Series C-1	—	12,421,759
Conversion of Series C-2	—	1,055,847
Conversion of Series D	—	6,550,136
Outstanding common stock options	6,853,621	4,088,900
Outstanding common stock warrants	222,830	222,830
Common stock options available for grant	1,691,333	48,911
Total	8,767,784	28,278,835

10.
Stock Option Plan

Stock Option Plans

On February 10, 2022, the Company adopted the 2022 Plan, which has been subsequently amended (the “Plan”). The Plan provides for the issuance of incentive and nonqualified common stock options to employees, directors, and certain consultants. The Plan is administered by the Board which determines the awards to be granted, including the number of common shares subject to the awards, the exercise price, and the vesting schedule. In connection with the IPO, the Company adopted its 2026 Equity Incentive Plan, at which time shares ceased to be available for issuance under the 2022 Plan.

Subsequent to the effectiveness of the 2026 Plan, the shares of common stock underlying any awards under the 2022 Plan that are forfeited, canceled, reacquired by the Company prior to vesting, satisfied without the issuance of stock or otherwise terminated (other than by exercise) and shares withheld upon exercise of an option or settlement of an award to cover the exercise price or tax withholding will be added to the shares of common stock available for issuance under the 2026 Plan.

2026 Equity Plans

In April 2026, the Board and the Company's stockholders adopted and approved the 2026 Stock Option and Incentive Plan, or the 2026 Plan, which became effective on April 28, 2026, the date immediately preceding the date that the registration statement on Form S-1 for the Company's IPO was declared effective by the SEC. The 2026 Plan initially reserved 4,160,000 shares of common stock for future issuances and is subject to automatic increases in the number of shares of common stock reserved for future issuances in accordance with the evergreen provisions in the 2026 Plan. The shares reserved for future issuance under the 2022 Plan ceased to be available for issuance at the time the 2026 Plan became effective. Any shares underlying outstanding stock awards granted under the 2022 Plan that subsequently expire or are repurchased, forfeited, canceled, or withheld will return to the 2026 Plan and be reserved and available for issuance. The Company granted 2,387,705 of common stock options subject to service-based vesting to certain executive officers, directors, and employees at the time of effectiveness of the 2026 Plan with an exercise price equal to $18.00 per share.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Risk-free interest rate	4.1 - 4.3%	4.1%	4.0 - 4.1%	4.1%
Expected life of options (in years)	5.6 - 6.1	5.9 - 6.1	5.6 - 6.1	5.9 - 6.1
Expected volatility of underlying stock	77.0 - 79.4%	66.3 - 66.6%	69.7 - 79.6%	66.3 - 66.6%
Fair value of underlying common stock	$7.93 - $12.97	$3.08	$5.41-$10.48	$3.08
Expected dividend yield	—%	—%	—%	—%

The following table summarizes the stock option activity:

	Number of Stock Options	Weighted Average Exercise Price (per share)	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	4,088,900	$4.92	8.20	$444
Options granted	2,838,091	16.74
Options exercised	(6,035)	3.12
Options forfeited	(63,011)	5.91
Options expired	(4,324)	4.62
Outstanding as of June 30, 2026	6,853,621	$9.80	8.54	158,424
Options exercisable as of June 30, 2026	2,447,891	$5.43	6.67	$67,289

The weighted-average grant date fair value of stock options granted in the three and six months ended June 30, 2026 was $12.86 and $12.00, respectively. The weighted-average grant date fair value of stock options granted in the three and six months ended June 30, 2025 was $3.05. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2026 was $6 thousand and $27 thousand, respectively. There were no options exercised during the three and six months ended June 30, 2025. As of June 30, 2026, total stock-based compensation cost not yet recognized related to unvested stock options was $37.00 million, which is expected to be recognized over a weighted-average period of 2.4 years. Stock-based compensation expense recognized in the accompanying consolidated statements of comprehensive loss for the three and six months ended June 30, 2026 and 2025, included the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative	$1,808	$954	$2,597	$1,334
Research and development	982	174	1,386	337
Total	$2,790	$1,128	$3,983	$1,671

11.
Segment Information

The Company operates and manages its business as one operating segment and one reportable segment, which is focused on developing targeted therapies to treat rare lung diseases. The chief operating decision maker, or CODM, manages the Company’s operations on a consolidated basis, assesses performance for the operating segment and decides how to allocate resources based on consolidated operating results, which is reported on the consolidated statements of comprehensive loss.

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

The following table represents information about segment loss and significant segment expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Direct research and development expenses by program:
AP01	$13,600	$12,520	$26,755	$23,459
AP02	4,969	1,372	9,688	2,101
AP03	832	522	1,060	873
Unallocated research and development expenses:
Personnel-related (excluding stock-based compensation)	3,878	2,907	7,941	5,774
Facility and information technology allocated expenses and other research and development costs	468	386	788	656
General and administrative expenses:
Personnel-related (excluding stock-based compensation)	2,542	1,707	4,822	3,166
Facility expenses and information technology	528	144	821	291
General corporate expenses and professional fees	1,573	1,080	3,168	2,482
Other segment items (1)	545	(447)	761	(1,108)
Net loss	$28,935	$20,191	$55,804	$37,694

(1)
For the three months ended June 30, 2026 and 2025, other segment items consist of $2.5 million and $1.1 million of interest income, respectively, $0.2 million and $0.4 million of accretion of marketable securities, respectively, $2.8 million and $1.1 million of stock-based compensation expense, respectively, $0.3 million and zero of interest expense, respectively, and $178 thousand and $50 thousand of depreciation expense and other expenses, respectively. For the six months ended June 30, 2026 and 2025, other segment items consist of $3.4 million and $1.8 million of interest income, respectively, $0.4 million and $1.0 million accretion of marketable securities, respectively, $4.0 million and $1.7 million of stock-based compensation expense, respectively, $0.4 million and zero of interest expense, respectively, and $228 thousand and $94 thousand of depreciation expense and other expenses, respectively.

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

12.
Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(28,935)	$(20,191)	$(55,804)	$(37,694)
Net loss attributable to common stockholders, basic and diluted	$(28,935)	$(20,191)	$(55,804)	$(37,694)
Denominator:
Weighted-average number of common stock used in net loss per share, basic and diluted	29,650,660	1,145,309	15,519,187	713,450
Net loss per share of common stock, basic and diluted	$(0.98)	$(17.63)	$(3.60)	$(52.83)

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

	Six Months Ended June 30,
	2026	2025
Preferred stock	-	23,346,298
Stock options	6,853,621	2,800,971
Warrants	222,830	222,830
Total	7,076,451	26,370,099

13.
Term Loan

In February 2026, the Company entered into a Loan and Security Agreement, or the LSA, with Banc of California (the Lender) for the issuance of a term loan facility with an aggregate principal amount of up to $30.0 million (the "Term Loan"). The Term Loan bears interest at an annual rate equal to the greater of the prime rate then in effect or 5%, payable monthly. The prime rate in effect as of June 30, 2026 was 6.75%. The maturity date of the Term Loan is June 30, 2030. In February 2026, the Company borrowed $15.0 million under the facility and the additional $15.0 million is available for drawdown through December 31, 2027.

In connection with the LSA, the Company granted the Lender a senior security interest in the Company’s property and other assets, which has priority over any existing or future indebtedness and related security interests, subject to limited exceptions, including the Company’s intellectual property. The LSA contains negative covenants that, among other things and subject to certain exceptions, could restrict the Company's ability to incur additional liens, incur additional indebtedness, sell or dispose of assets that constitute collateral, including certain intellectual property, and make payments of certain subordinated indebtedness. The LSA also contains certain events of default, including in the event of a material adverse change, and representations and warranties from the Company. Upon the occurrence of an event of default, Banc of California may declare all outstanding obligations immediately due and payable, take such other actions as set forth in the LSA, and increase the interest rate otherwise applicable to the amount outstanding under the LSA by an additional 3.00%. The Company is in compliance with such covenants at June 30, 2026.

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

The Company issued 22,500 warrants in connection with the Company's term loan facility with Banc of California, N.A. at an exercise price of $9.81 per share. The fair value of the warrants issued in connection with the term loan was recorded to additional paid-in capital with an offsetting debt discount, which is amortized to interest expense over the term of the related debt.

On May 1, 2026, Banc of California, N.A. submitted a notice of exercise for 22,500 warrants. Pursuant to the terms of the warrant agreement, the warrants were exercised on a cashless basis. In connection with the exercise, the Company issued 15,012 shares of common stock. The number of shares issued upon the cashless exercise was determined by dividing (i) the product of the number of warrants exercised multiplied by the excess of the fair market value of the Company's common stock over the aggregate exercise price by (ii) the fair market value of the Company's common stock. The fair market value used in the calculation was $29.49 per share, representing the closing price of the Company's common stock on April 30, 2026. No fractional shares were issued.

As of June 30, 2026, the carrying value of the term loans consisted of the following (in thousands):

Term loan	$15,000
Debt discount, net of accretion	(199)
Term loan, net of discount	$14,801

As of June 30, 2026, the $15.0 million borrowed under the facility is recorded in non-current liabilities as no principal payments were due in the next 12 months. During the three and six months ended June 30, 2026, the Company recorded $272.0 thousand and $370.0 thousand of interest expense related to the term loan, respectively, of which $17.0 thousand and $22.0 thousand were related to the amortization of the debt discounts, respectively.

Estimated future principal payments due under the Term Loan are as follows as of June 30, 2026 (in thousands):

Year ending December 31:	Term Loan Principal Payments
2026	$—
2027	—
2028	6,000
2029	6,000
2030	3,000
Total principal payments	$15,000

14.
Income Taxes

The Company did not record a provision or benefit for income taxes during the six months ended June 30, 2026 and 2025. The Company continues to maintain a full valuation allowance against its U.S. federal and state deferred tax assets as it is more likely than not that such assets will not be realized in the future.

As of June 30, 2026 and December 31, 2025, the Company had no uncertain tax positions relevant to the jurisdictions where it is required to file income tax returns requiring recognition in the consolidated financial statements. As of June 30, 2026 and December 31, 2025, the Company had no accrued interest or penalties related to uncertain tax positions.

15.
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

As consideration for the PARI License Agreement, the Company paid a non-refundable up-front initial payment of 400 thousand EUR ($0.4 million). In addition, the Company agreed to make payments upon the achievement of certain developmental and regulatory milestones as it relates to its Drug Product, including initiation of Phase 2 and Phase 3 clinical trials, acceptance for filing by either the FDA or the European Medicines Agency, or the EMA, and approval by either the FDA or the EMA. Upon the achievement of these development and regulatory milestones, the Company is required to make payments up to, in aggregate, a low-mid single‑digit million‑euro amount for products using the device. The Company is additionally required to pay a mid six‑figure‑euro amount in the event that the Company consolidates or merges in a transaction in which 50% of the voting power of the Company is sold. After approval occurs, the Company is also required to pay PARI royalties equal to mid-single-digit percentage of net sales over a certain period. Further, following the first year of commercial sales in a major market, the Company shall pay a minimum annual royalty equal to a mid-single-digit percentage through the end of the relevant royalty term. Through June 30, 2026, the Company has met one developmental milestone, for which the payment was expensed to research and development when incurred. There were no regulatory milestones achieved during the six months ended June 30, 2026 and 2025.

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

Our lead product candidate, AP01 (inhaled pirfenidone), is an optimized inhaled formulation of pirfenidone currently being evaluated in MIST, a global Phase 2b clinical trial in patients with PPF. AP01 has indicated encouraging tolerability and clinical activity in the ATLAS Phase 1b trial in patients with IPF and ongoing, multi-year SAIL open-label extension study in IPF and PPF patients, with long-term data supporting the potential to preserve lung function while improving tolerability relative to historical oral pirfenidone data. MIST is a randomized, double-blind, placebo-controlled trial evaluating two doses of AP01 in patients with PPF. This 52-week trial is designed to assess safety and efficacy of AP01, with a primary endpoint of change in lung function measured by forced vital capacity, or FVC. The study overenrolled, with a total of 398 patients randomized 2:1:2 into three treatment cohorts. Topline clinical data are anticipated in the second half of 2027.

Our second product candidate, AP02 (inhaled nintedanib), is an optimized inhaled formulation of nintedanib. We have completed a Phase 1 single-ascending dose, or SAD, trial in healthy volunteers and patients with IPF and a Phase 1 SAD and multiple-ascending dose, or MAD, trial in healthy volunteers. AP02 is currently being evaluated in AURA, a global Phase 2 clinical trial in patients with IPF. AURA is a randomized, double-blind study evaluating two doses of AP02 dosed twice daily in patients with IPF. The 12-week study, which is designed to enroll 160 patients, will assess safety and efficacy as measured by FVC. Topline data are anticipated in late 2027.

We are also advancing AP03, an inhaled fixed-dose combination of pirfenidone and nintedanib, designed to deliver multiple antifibrotic mechanisms through a single lung-targeted platform. A Phase 1 study of AP03 remains on track to initiate by the end of 2026.

Since our inception in 2011, we have incurred significant operating losses and have not generated any revenue. On May 1, 2026, we completed our IPO, pursuant to which we issued and sold 19,166,667 shares of common stock, which included 2,500,000 shares of common stock sold pursuant to the underwriters' exercise of their option to purchase additional shares. The aggregate net proceeds received by us from the IPO were approximately $316.6 million, after deducting underwriter discounts and commissions, as well as offering costs of $4.2 million. To date, we have funded our operations primarily with aggregate gross proceeds of $733.8 million from the sale and issuance of our common stock, preferred stock, and convertible notes, as well as the proceeds from our IPO and Term Loan (as hereinafter defined).

Due to our significant research, development, and manufacturing expenditures related to the clinical trials, we have accumulated substantial losses and negative cash flows since our inception, including net losses of $28.9 million and $20.2 million for the three months ended June 30, 2026 and 2025, respectively, and net losses of $55.8 million and $37.7 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $321.2 million.

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

As of June 30, 2026, we had cash, cash equivalents, and marketable securities of $413.5 million. We believe, based on our current operating plans, that our cash, cash equivalents and investments in marketable securities will enable us to fund our operating expenses and capital expenditures into 2029. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See the sections titled “—Liquidity and Capital Resources” and “Risk Factors—Risks Related to Our Financial Condition and Need for Additional Capital” included elsewhere in this Quarterly Report.

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

As consideration for the PARI License Agreement, we paid a non-refundable up-front initial payment of 400 thousand EUR ($0.4 million). To date, we have met one developmental milestone, for which the payment of 500 thousand EUR ($0.6 million) was expensed to research and development when the milestone was met. There were no regulatory milestones achieved during the year ended December 31, 2025, nor the six months ended June 30, 2026.

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

Research and Development Expenses

Research and development expenses consist primarily of costs associated with the preclinical and clinical development of our current and potential future product candidates. Our research and development expenses include direct costs specifically attributable to our programs including external expenses incurred under arrangements with third parties, such as contract research organizations, or CROs, contract manufacturing organizations, or CMOs, consultants and our scientific advisors, and manufacturing expenditures, including costs for laboratory supplies, research materials and reagents, as well as indirect costs that are not directly attributable to a specific program such as:

•
personnel-related costs, including salaries, payroll tax, bonuses, benefits, and stock-based compensation for employees engaged in research and development functions; and
•
facility costs, depreciation, and other expenses.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
Operating expenses:
Research and development	$24,729	$17,882	$6,847
General and administrative	6,561	3,895	2,666
Total operating expenses	31,290	21,777	9,513
Loss from operations	(31,290)	(21,777)	(9,513)
Other income	2,355	1,586	769
Net loss	$(28,935)	$(20,191)	$(8,744)

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
Direct research and development expenses by program:
AP01	$13,600	$12,520	$1,080
AP02	4,975	1,372	3,603
AP03	832	522	310
Unallocated research and development expenses:
Personnel-related (including stock-based compensation)	4,860	3,082	1,778
Facility and depreciation	106	88	18
Other research and development related costs	356	298	58
Total research and development expenses	$24,729	$17,882	$6,847

Research and development expenses increased by $6.8 million to $24.7 million for the three months ended June 30, 2026, from $17.9 million for the three months ended June 30, 2025. The increase in research and development expenses was primarily attributable to:

•
$1.1 million increase of direct costs associated with our AP01 program costs driven by the progression of the Phase 2b clinical trial and ongoing OLE trial;
•
$3.6 million increase of direct costs associated with our AP02 program costs driven by the progression of the Phase 2 clinical trial;
•
$0.3 million increase of direct costs associated with our AP03 program, primarily due to the timing of expenses related to IND-enabling activities and scale-up activities; and
•
an increase in unallocated research and development expenses, primarily attributable to a $1.8 million increase in personnel-related expenses as a result of an increase in headcount.

General and Administrative Expenses

The following table summarizes our general and administrative expenses (in thousands):

	Three Months Ended June 30,		Change
	2026	2025
Personnel-related (including stock-based compensation)	$3,937	$2,584	$1,353
Professional services & fees	1,987	1,159	828
Facility expenses	637	152	485
Total general and administrative expenses	$6,561	$3,895	$2,666

General and administrative expenses increased by $2.7 million to $6.6 million for the three months ended June 30, 2026, from $3.9 million for the three months ended June 30, 2025. The increase in general and administrative expenses was primarily attributable to:

•
$1.4 million increase in personnel-related expenses, including stock-based compensation, driven by the increase of G&A headcount to support expanded research and development activities and overall corporate operations;
•
$0.8 million increase in professional services and fees primarily driven by external legal and general G&A consulting costs to support public company operations; and
•
$0.5 million increase in facility expenses primarily associated with our office sublease entered in September 2025.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Operating expenses:
Research and development	$47,618	$33,201	$14,417
General and administrative	11,581	7,292	4,289
Total operating expenses	59,199	40,493	18,706
Loss from operations	(59,199)	(40,493)	(18,706)
Other income	3,395	2,799	596
Net loss	$(55,804)	$(37,694)	$(18,110)

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Direct research and development expenses by program:
AP01	$26,755	$23,459	$3,296
AP02	9,688	2,101	7,587
AP03	1,060	873	187
Unallocated research and development expenses:
Personnel-related (including stock-based compensation)	9,326	6,111	3,215
Facility and depreciation	214	182	32
Other research and development related costs	575	475	100
Total research and development expenses	$47,618	$33,201	$14,417

Research and development expenses increased by $14.4 million to $47.6 million for the six months ended June 30, 2026, from $33.2 million for the six months ended June 30, 2025. The increase in research and development expenses was primarily attributable to:

•
$3.3 million increase of direct costs associated with our AP01 program costs driven by the progression of the Phase 2b clinical trial and ongoing OLE trial;
•
$7.6 million increase of direct costs associated with our AP02 program costs driven by the progression of the Phase 2 clinical trial;
•
$0.2 million increase of direct costs associated with our AP03 program, driven by scale-up activities; and
•
an increase in unallocated research and development expenses, primarily attributable to a $3.2 million increase in personnel-related expenses as a result of an increase in headcount.

General and Administrative Expenses

The following table summarizes our general and administrative expenses (in thousands):

	Six Months Ended June 30,		Change
	2026	2025
Personnel-related (including stock-based compensation)	$6,887	$4,349	$2,538
Professional services & fees	3,701	2,635	1,066
Facility expenses	993	308	685
Total general and administrative expenses	$11,581	$7,292	$4,289

General and administrative expenses increased by $4.3 million to $11.6 million for the six months ended June 30, 2026, from $7.3 million for the six months ended June 30, 2025. The increase in general and administrative expenses was primarily attributable to:

•
$2.5 million increase in personnel-related expenses, including stock-based compensation, driven by the increase of G&A headcount to support expanded research and development activities and overall corporate operations;
•
$1.1 million increase in professional services and fees primarily driven by general G&A consulting costs to support public company operations; and
•
$0.7 million increase in facility expenses associated with our office sublease entered in September 2025.

Other Income

Other income increased by $0.8 million and $0.6 million for the three and six months ended June 30, 2026, respectively, to $2.4 million from $1.6 million and $3.4 million from $2.8 million, respectively. The increase was primarily driven by income earned on the proceeds from the IPO, partially offset by the impact of lower federal funds rates.

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

To date, we have funded our operations primarily from the sale of proceeds of preferred stock, convertible notes, and common stock as a result of our IPO, as well as through proceeds received from our Term Loan. As of June 30, 2026, we had $413.5 million in cash, cash equivalents, and marketable securities. In February 2026, we entered into a loan and security agreement with Banc of California, or the Lender, for the issuance of a term loan facility with an aggregate principal amount of up to $30.0 million. The interest rate on amounts borrowed will be equal to the greater of the prime rate then in effect, or 5.00%. The maturity date for the loan is June 30, 2030. To date, $15.0 million has been borrowed under the Term Loan Facility. In connection with the LSA, we issued warrants to the Lender to purchase 22,500 shares of our common stock. On May 1, 2026, we completed our IPO, pursuant to which we issued and sold 19,166,667 shares of common stock, resulting in net proceeds of approximately $316.6 million. To date, we have received aggregate gross proceeds of $733.8 million from the sale of our preferred stock, convertible notes, and common stock.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(55,967)	$(39,972)
Net cash provided by (used in) investing activities	(63,686)	(12,566)
Net cash provided by financing activities	331,535	89,884
Net increase (decrease) in cash and cash equivalents	$211,882	$37,346

Operating Activities

For the six months ended June 30, 2026, net cash used in operating activities was $56.0 million, which was primarily due to our net loss of $55.8 million, changes in our operating assets and liabilities of $4.1 million, and $4.0 million of non-cash charges related to stock-based compensation, depreciation, non-cash operating lease expense, and accretion of premiums on marketable securities.

For the six months ended June 30, 2025, net cash used in operating activities was $40.0 million, which was primarily due to our net loss of $37.7 million, changes in our operating assets and liabilities of $2.9 million, and $0.0 million of non-cash charges related to stock-based compensation, depreciation, non-cash operating lease expense, and accretion of premiums on marketable securities.

Investing Activities

Net cash used in investing activities was $63.7 million for the six months ended June 30, 2026, which was primarily driven by purchases of marketable securities and property and equipment of $134.8 million and $0.6 million, respectively, offset by sales and maturities of marketable securities of $71.7 million.

Net cash used in investing activities was $12.6 million for the six months ended June 30, 2025, driven by net purchases and maturities of marketable securities of $12.6 million.

Financing Activities

Net cash provided by financing activities was $331.5 million for the six months ended June 30, 2026, which was related to net proceeds of $316.6 million from the sale of common stock in the IPO and the drawdown of the term loan facility, net of debt issuance costs.

Net cash provided by financing activities was $89.8 million for the six months ended June 30, 2025, consisting entirely of net proceeds from the issuance of Series D convertible preferred stock of $89.9 million.

Contractual Obligations and Commitments

Other than discussed below, there have been no material changes to the contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations from our most recently filed registration statement on Form S-1 for the year ended December 31, 2025 Annual Report.

Term Loan

In February 2026, we entered into a debt facility with Banc of California. $15.0 million has been borrowed under the facility and the additional $15.0 million is available for drawdown through December 31, 2027. For more information on the Company's Term Loan facility, refer to Note 13, Term Loan, in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Leases

In September 2025, we relocated our headquarters and executed a non-cancelable operating sublease in Boston, Massachusetts, or the Boston Sublease. Total fixed payments in connection with the Boston Sublease are $1.9 million over the term of the agreement ending in January 2029. In June 2026, we amended the Boston Sublease to expand the subleased premises, resulting in additional fixed payment obligations of $0.9 million over the remaining term of the agreement. This includes our share of facility operating expenses, real-estate taxes, but excludes our share of property management fees that are reimbursable to the landlord under the lease.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company and have incurred operating losses in each year since our inception. Our net losses were $28.9 million and $20.2 million for the three months ended June 30, 2026 and 2025, respectively. Our net losses were $55.8 million and $37.7 million for the six months ended June 30, 2026 and 2025, respectively. We had an accumulated deficit of $321.2 million and $265.4 million as of June 30, 2026 and December 31, 2025, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

Our Loan and Security Agreement, or the LSA, with Banc of California provides us with up to $30.0 million of borrowing capacity, of which we have borrowed $15.0 million as of June 30, 2026. Our overall leverage, certain obligations and affirmative and negative covenants contained in the related documentation could adversely affect our financial health and business and future operations by limiting our ability to, among other things, satisfy our obligations under the LSA, refinance our debt on terms acceptable to us or at all, plan for and adjust to changing business, industry and market conditions, use our available cash flow to fund future acquisitions and make dividend payments, and obtain additional financing for working capital, to fund growth or for general corporate purposes, even when necessary to maintain adequate liquidity. With certain exceptions, the LSA prohibits us from taking certain actions without Banc of California’s prior consent, including, but not limited to any material transfers of our assets, changes in our business, management, directorship (in certain circumstances), ownership, or business locations; certain mergers or consolidations; incurring any indebtedness, other than permitted indebtedness; granting or permitting liens against our assets, other than permitted liens; making certain capitalized expenditures; entering into any material transaction with any affiliate, other than in the ordinary course of business; or making any payments in respect of any subordinated debt.

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

We benefit from an exclusive license to PARI’s eRapid® Nebulizer System with eFlow® Technology for AP01’s delivery, and we retain an exclusive right to negotiate a separate license agreement with respect to AP02 and AP03 for exclusive licenses for PARI’s eRapid® Nebulizer System with eFlow® Technology. This exclusivity offers a key competitive advantage, as the proprietary device would be included in any potential U.S. FDA-approved product labels, however, we cannot guarantee that we will maintain preferable commercial terms for such license. We are dependent on the sustained cooperation and effort of PARI both to supply the device and, in some cases, to conduct the studies required for approval or other regulatory clearance of the device, and if received, we expect we will be dependent on PARI for continuing to maintain such approvals or clearances. Failure of PARI to supply the device, to successfully complete studies on the device or for any future devices we may utilize for any of our product candidates in a timely manner, or to obtain or maintain required approvals or clearances of the devices could result in increased development costs, delays in or failure to obtain regulatory approval, and delays in our product candidates reaching the market initially and/or expanding to new indications. For more information on the PARI License Agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Material Agreement.”

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
•
refusal by the FDA, EC, or other regulatory agencies to approve pending applications or supplements to approved applications filed by us or suspension or withdrawal of marketing approvals;
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

Risks Related to Our Dependence on Third Parties

We are dependent on licensed intellectual property rights pursuant to the PARI License Agreement relating to the PARI eFlow® Technology and eRapid® Nebulizer System and we may in the future enter into additional intellectual property licensing agreements on which we could similarly become dependent. If we were to lose our rights to licensed intellectual property, we may not be able to continue developing or commercializing our product candidates, if approved, on the intended timeline. If we breach the PARI License Agreement or any other future agreements in which we license the use, development and commercialization rights to our product candidates from third parties or, in certain cases, we fail to meet certain deadlines, we could lose license rights that are important to our business.

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

As of June 30, 2026, we had 55 full-time employees, including 36 who were engaged in research and development activities. As we continue to build our organization and execute on our strategy, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management, business, and development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage our growth effectively.

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

None.

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

We received net proceeds of approximately $316.6 million from the sale of 19,166,667 shares of common stock at a price of $18.00 per share, which included 2,500,000 shares of common stock sold pursuant to the underwriters' exercise of their option to purchase additional shares. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to our affiliates.

There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act on April 30, 2026.

(c) Issuer Repurchases of Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of Avalyn Pharma Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 1, 2026 (File No. 001-43251)).

3.2	Amended and Restated Bylaws of Avalyn Pharma Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 1, 2026 (File No. 001-43251)).
4.1†+

Amended and Restated Investors’ Rights Agreement, by and between the Registrant and certain of its stockholders, dated as of April 25, 2025 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-294932)).

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-294932)).
10.1#	2026 Equity Incentive Plan and form of award agreements thereunder (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-294932)).
10.2#	2026 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-294932)).
10.3#

Form of Director Indemnification Agreement, by and between the Registrant and its directors (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-294932)).

10.4#

Form of Officer Indemnification Agreement, by and between the Registrant and its executive officers (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-294932)).

10.5#	Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1 (File No. 333-294932)).
10.6#	Executive Severance Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-294976)).
10.7#	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 (File No. 333-294932)).
10.8#	Compensation Recovery Policy (incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 (File No. 333-294932)).
10.9#

Employment Agreement, by and between the Registrant and Lyn Baranowski, effective as of April 29, 2026 (incorporated by reference to Exhibit 10.9 to the Registrant's Current Report on Form 10-Q filed with the SEC on June 3, 2026 (File No. 001-43251)).

10.10#

Employment Agreement, by and between the Registrant and Douglas Carlson, effective as of April 29, 2026 (incorporated by reference to Exhibit 10.10 to the Registrant's Current Report on Form 10-Q filed with the SEC on June 3, 2026 (File No. 001-43251)).

10.11#

Employment Agreement, by and between the Registrant and Melissa Rhodes, effective as of April 29, 2026 (incorporated by reference to Exhibit 10.11 to the Registrant's Current Report on Form 10-Q filed with the SEC on June 3, 2026 (File No. 001-43251)).

10.12#

Employment Agreement, by and between the Registrant and Howard Lazarus, effective as of April 29, 2026 (incorporated by reference to Exhibit 10.12 to the Registrant's Current Report on Form 10-Q filed with the SEC on June 3, 2026 (File No. 001-43251)).

10.13†+

Sublease Agreement, by and between the Registrant and CRISPR Therapeutics, Inc., dated as of August 29, 2025 (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 (File No. 333-294976)).

10.14+

First Amendment to Sublease Agreement, by and between the Registrant and CRISPR Therapeutics, Inc., dated June 29, 2026 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 1, 2026 (File No. 001-43251)).

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

Avalyn Pharma Inc.

Date: August X, 2026	By:	/s/ Lyn Baranowski
Lyn Baranowski
Chief Executive Officer and Director (Principal Executive Officer)

Date: August X, 2026	By:	/s/ Douglas Carlson
Douglas Carlson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)