Form 10-Q
period 2026-09-30
Avalyn Pharma Inc.
filed 2026-11-12
CIK 1540171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 10, 2026, the registrant had 44,521,494 shares of voting common stock, $0.001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or this Quarterly Report, contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, product candidates, planned nonclinical studies and clinical trials, results of nonclinical studies, clinical trials, research and development costs, regulatory approvals, commercial strategy, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that are in some cases beyond our control and may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

•
the initiation, timing, progress and results of our current and future research and development programs, nonclinical studies and clinical trials;
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
•
our reliance on third parties for the manufacture of our product candidates;
•
regulatory developments in the United States and foreign countries;
•
our commercialization, marketing and manufacturing capabilities;
•
our expectations regarding the period during which we will qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, or a smaller reporting company;
•
our ability to attract and retain key scientific and management personnel; and

•
our anticipated cash runway, our financial performance, estimates of our expenses, capital requirements, and needs for additional financing.

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” and elsewhere in this Quarterly Report. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments that we may make or enter into.

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

You should read this Quarterly Report and the documents that we reference in this Quarterly Report and have filed with the U.S. Securities and Exchange Commission, or the SEC, and have filed as exhibits to this Quarterly Report with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

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

If any of the following risks occurs, our business, financial condition and results of operations and future growth prospects could be materially and adversely affected, and the actual outcomes of matters as to which forward-looking statements are made in this Quarterly Report could be materially different from those anticipated in such forward-looking statements.

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
•
We have not yet completed all testing of any product candidate in clinical trials. Nonclinical, interim, topline and preliminary results from our nonclinical studies or clinical trials are not necessarily predictive of the results or analyses of such results of later clinical trials. If we cannot replicate the positive results from any nonclinical studies or clinical trials of our current or potential future product candidates that have positive results, or if we suffer any other significant setbacks in our later clinical trials, we may be unable to successfully develop, obtain regulatory approval for and commercialize our current or potential future product candidates.
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
•
The results of clinical trials conducted at clinical trial sites outside the U.S. might not be accepted by the U.S. Food and Drug Administration, or the FDA, and data developed outside of a foreign jurisdiction similarly might not be accepted by such foreign regulatory authority.
•
We are dependent on licensed intellectual property rights pursuant to the PARI License Agreement (as defined below) relating to the PARI eFlow® Technology and eRapid® Nebulizer System, and we may in the future enter into additional intellectual property licensing agreements on which we could become similarly dependent.
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
•
We rely on third parties to assist in conducting our clinical trials and nonclinical studies, manufacture our product candidates and seek to establish collaborations on product development and commercialization plans.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AVALYN PHARMA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts) (Unaudited)

	September 30,	December 31,
	2026	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$145,424	$52,315
Marketable securities, current	182,032	86,044
Prepaid expenses and other current assets	6,250	5,201
Total current assets	333,706	143,560
NON-CURRENT ASSETS:
Property and equipment, net	1,174	792
Operating lease right-of-use asset	1,953	1,530
Marketable securities, noncurrent	59,142	—
Other assets	3,321	2,999
Total noncurrent assets	65,590	5,321
TOTAL ASSETS	$399,296	$148,881
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$2,698	$3,758
Accrued liabilities	9,417	9,889
Operating lease liability	840	444
Total current liabilities	12,955	14,091
NON-CURRENT LIABILITIES:
Term loan	14,817	—
Operating lease liability, noncurrent	1,274	1,225
TOTAL LIABILITIES	29,046	15,316
COMMITMENTS AND CONTINGENCIES (Note 8)
REDEEMABLE CONVERTIBLE PREFERRED STOCK
Series A redeemable convertible preferred stock, $0.001 par value; no shares and 51,213,004 shares authorized as of September 30, 2026 and December 31, 2025, respectively; no shares and 49,651,129 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively; liquidation preference of $0 and $49,651 as of September 30, 2026 and December 31, 2025, net of issuance costs of $475, respectively	—	49,176
Series B redeemable convertible preferred stock, $0.001 par value; no shares and 25,210,789 shares authorized as of September 30, 2026 and December 31, 2025, respectively; no shares and 25,208,502 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively; liquidation preference of $0 and $35,693 as of September 30, 2026 and December 31, 2025, net of issuance costs of $317, respectively	—	35,376
Series C-1 redeemable convertible preferred stock, $0.001 par value; no shares and 239,092,424 shares authorized as of September 30, 2026 and December 31, 2025, respectively; no shares and 239,016,017 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively; liquidation preference of $0 and $175,041 as of September 30, 2026 and December 31, 2025, net of issuance costs of $547, respectively	—	174,494
Series C-2 redeemable convertible preferred stock, $0.001 par value; no shares and 20,316,359 shares authorized as of September 30, 2026 and December 31, 2025, respectively; no shares and 20,316,359 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively; liquidation preference of $0 and $11,903 as of September 30, 2026 and December 31, 2025, net of issuance costs of $49, respectively	—	13,406
Series D redeemable convertible preferred stock, $0.001 par value; no shares and 126,346,412 authorized as of September 30, 2026 and December 31, 2025, respectively; no shares and 126,036,334 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively; liquidation preference of $0 and $100,363 as of September 30, 2026 and December 31, 2025, net of issuance costs of $594, respectively	—	99,769
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 10,000,000 shares and no shares authorized as of September 30, 2026 and December 31, 2025, respectively; no shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.001 par value; 700,000,000 and 575,000,000 shares authorized as of September 30, 2026 and December 31, 2025, respectively; 44,389,507 and 1,227,186 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	67	24
Additional paid-in capital	721,999	26,548
Accumulated other comprehensive (loss) income	(994)	134
Accumulated deficit	(350,822)	(265,362)
Total stockholders’ equity (deficit)	370,250	(238,656)
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$399,296	$148,881

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVALYN PHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share and per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
OPERATING EXPENSES:
Research and development	$25,491	$22,089	$73,109	$55,290
General and administrative	7,603	3,234	19,184	10,526
Total operating expenses	33,094	25,323	92,293	65,816
LOSS FROM OPERATIONS	(33,094)	(25,323)	(92,293)	(65,816)
OTHER INCOME (EXPENSE):
Interest income	3,756	1,793	7,577	4,668
Interest expense	(277)	(1)	(647)	(1)
Other income (expense)	(40)	(53)	(96)	(129)
Total other income	3,439	1,739	6,834	4,538
NET LOSS	$(29,655)	$(23,584)	$(85,459)	$(61,278)
COMPREHENSIVE LOSS:
Net loss	$(29,655)	$(23,584)	(85,459)	$(61,278)
OTHER COMPREHENSIVE LOSS:
Unrealized gains (losses) on marketable securities	(899)	105	(1,128)	(17)
Total other comprehensive income (loss)	(899)	105	(1,128)	(17)
TOTAL COMPREHENSIVE LOSS	$(30,554)	$(23,479)	$(86,587)	$(61,295)
Net loss per share of common stock, basic and diluted	$(0.67)	$(20.34)	$(3.39)	$(69.29)
Weighted-average number of common stock used in net loss per share, basic and diluted	44,354,555	1,159,418	25,236,601	884,399

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVALYN PHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

(In thousands, except share amounts) (Unaudited)

	Series A		Series B		Series C-1		Series C-2		Series D		Common		Additional	Accumulated Other		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
BALANCES - December 31, 2025	49,651,129	$49,176	25,208,502	$35,376	239,016,017	$174,494	20,316,359	$13,406	126,036,334	$99,769	1,227,186	$24	$26,548	$134	$(265,362)	$(238,656)
Issuance of warrants in connection with Term Loan	—	—	—	—	—	—	—	—	—	—	—	—	184	—	—	184
Stock options exercised	—	—	—	—	—	—	—	—	—	—	5,256	—	25	—	—	25
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	1,193	—	—	1,193
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(122)	—	(122)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(26,869)	(26,869)
BALANCES - March 31, 2026	49,651,129	$49,176	25,208,502	$35,376	239,016,017	$174,494	20,316,359	$13,406	126,036,334	$99,769	1,232,442	$24	$27,950	$12	$(292,231)	$(264,245)
Conversion of preferred stock into common stock upon initial public offering	(49,651,129)	(49,176)	(25,208,502)	(35,376)	(239,016,017)	(174,494)	(20,316,359)	(13,406)	(126,036,334)	(99,769)	23,918,194	24	372,198	—	—	372,222
Issuance of common stock from initial public offering, net of issuance costs of $4,232	—	—	—	—	—	—	—	—	—	—	19,166,667	19	316,599	—	—	316,618
Issuance of common shares upon exercise of warrants	—	—	—	—	—	—	—	—	—	—	15,012	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	2,790	—	—	2,790
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(107)	—	(107)
Stock options exercised	—	—	—	—	—	—	—	—	—	—	780	—	4	—	—	4
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(28,935)	(28,935)
BALANCES - June 30, 2026	—	$—	—	$—	—	$—	—	$—	—	$—	44,333,095	$67	$719,541	$(95)	$(321,167)	$398,346
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	3,096	—	—	3,096
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(899)	—	(899)
Stock options exercised	—	—	—	—	—	—	—	—	—	—	84,771	—	—	—	—	—
Common stock withheld for taxes and net settlement of stock options	—	—	—	—	—	—	—	—	—	—	(28,359)	—	(638)	—	—	(638)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(29,655)	(29,655)
BALANCES - Sept 30, 2026	—	$—	—	$—	—	$—	—	$—	—	$—	44,389,507	$67	$721,999	$(994)	$(350,822)	$370,250

AVALYN PHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

(In thousands, except share amounts) (Unaudited) (Continued)

	Series A		Series B		Series C-1		Series C-2		Series D		Common		Additional	Accumulated Other		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit
BALANCES - December 31, 2024	65,213,004	$64,738	25,210,789	$35,379	239,016,017	$174,494	24,207,788	$15,686	—	$—	276,792	$5	$5,429	$202	$(180,158)	$(174,522)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	543	—	—	543
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(88)	—	(88)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(17,503)	(17,503)
BALANCES - March 31, 2025	65,213,004	$64,738	25,210,789	$35,379	239,016,017	$174,494	24,207,788	$15,686	—	$—	276,792	$5	$5,972	$114	$(197,661)	$(191,570)
Issuance of Series D preferred stock for cash, net issuance costs of $471	—	—	—	—	—	—	—	—	113,468,242	89,884	—	—	—	—	—	—
Preferred stock conversions	(14,000,000)	(14,000)	—	—	—	—	(3,891,429)	(2,280)	—	—	929,824	18	16,262	—	—	16,280
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	1,128	—	—	1,128
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(34)	—	(34)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(20,191)	(20,191)
BALANCES - June 30, 2025	51,213,004	$50,738	25,210,789	$35,379	239,016,017	$174,494	20,316,359	$13,406	113,468,242	$89,884	1,206,616	$23	$23,362	$80	$(217,852)	$(194,387)
Options exercised	—	—	—	—	—	—	—	—	—	—	4,333	—	20	—	—	20
Issuance of Series D shares for cash, net of issuance costs of $123	—	—	—	—	—	—	—	—	12,568,092	9,885	—	—	—	—	—	—
Conversion of preferred stock to common stock upon closing of Series D preferred stock financing	(1,561,875)	(1,562)	(2,287)	(3)	—	—	—	—	—	—	16,237	—	1,565	—	—	1,565
Stock based compensation	—	—	—	—	—	—	—	—	—	—	—	—	725	—	—	725
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(23,584)	(23,584)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	105	—	105
BALANCES - September 30, 2025	49,651,129	$49,176	25,208,502	$35,376	239,016,017	$174,494	20,316,359	$13,406	126,036,334	$99,769	1,227,186	$23	$25,672	$185	$(241,436)	$(215,556)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVALYN PHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2026	2025

OPERATING ACTIVITIES:
Net loss	$(85,459)	$(61,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	277	28
Non-cash operating lease expense	408	—
Stock-based compensation expense	7,079	2,396
Amortization and accretion of premiums/discounts on marketable securities	(1,460)	(1,711)
Amortization of debt discount and deferred financing costs	38	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(878)	(521)
Other assets	(324)	(203)
Accounts payable	(1,060)	1,210
Accrued liabilities	(472)	2,836
Operating lease liability	(386)	(40)
Net cash used in operating activities	(82,237)	(57,283)
INVESTING ACTIVITIES:
Purchases of property and equipment	(659)	(92)
Purchases of marketable securities	(241,029)	(109,299)
Proceeds from sale of marketable securities	26,342	—
Maturities of marketable securities	59,890	70,500
Net cash used in investing activities	(155,456)	(38,891)

FINANCING ACTIVITIES:
Proceeds from initial public offering, net of underwriter discounts and commissions paid during the period	320,850	—
Payment of offering costs	(4,231)	—
Proceeds from the exercise of stock options	29	20
Proceeds from Term loan	15,000	—
Payments of withholding taxes in connection with exercise of options	(638)	—
Payments of issuance costs associated with Term loan	(208)	—
Proceeds from issuance of Series D convertible preferred stock, net of issuance costs	—	99,769
Net cash provided by financing activities	330,802	99,789
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	93,109	3,615
CASH AND CASH EQUIVALENTS:
Beginning of period	52,315	23,955
End of period	$145,424	$27,570

Supplemental disclosure of non-cash investing and financing activities:
Conversion of preferred stock into common stock upon IPO	$372,198	$—
Deferred offering costs transferred to additional paid in capital	4,232	—
Right-of-use assets obtained in exchange for operating lease liabilities	831	1,676
Option exercise through net share settlement	413	—
Warrant value issued as part of Term loan	184	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVALYN PHARMA INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE MONTHS ENDED September 30, 2026 AND 2025 (UNAUDITED)

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

Existing or future products developed by the Company will require approvals or clearances from the U.S. Food and Drug Administration, or the FDA, or other similar international regulatory agencies prior to commercial sales. If the Company were denied or delayed in receiving such approvals or clearances, it would have a material adverse effect on the Company.

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

Initial Public Offering

On May 1, 2026, the Company completed its initial public offering, or IPO, in which the Company sold an aggregate of 19,166,667 shares of its common stock at a public offering price of $18.00 per share, which included 2,500,000 shares of its common stock sold to the underwriters pursuant to the full exercise of their option to purchase additional shares, resulting in aggregate net proceeds of approximately $316.6 million, after deducting underwriter discounts, commissions and other offering expenses. Immediately prior to the closing of the IPO, the Company's outstanding redeemable convertible preferred stock automatically converted into 23,918,194 shares of common stock. Following the closing of the IPO, no shares of redeemable convertible preferred stock were outstanding. In connection with the closing of the IPO, the Company's certificate of incorporation was amended and restated to authorize 700,000,000 shares of common stock, par value $0.001 per share, including 500,000,000 shares of voting common stock and 200,000,000 shares of non-voting common stock, of which there were zero shares issued or outstanding as of September 30, 2026; to eliminate all references to the previously-existing series of preferred stock, and authorize 10,000,000 shares of preferred stock, par value $0.001 per share.

Going Concern

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

Since its inception, the Company has funded its operations with proceeds from convertible notes, its IPO, and with proceeds from the issuance of Series A, Series B, Series C-1, Series C-2 and Series D preferred stock. The Company has incurred net losses, and utilized cash, cash equivalents, and marketable securities in operations since inception, has an accumulated deficit as of September 30, 2026 of $350.8 million, and expects to incur future additional losses. As of September 30, 2026, the Company had cash, cash equivalents, and marketable securities of $386.6 million. The Company has determined that its existing cash, cash equivalents, and marketable securities will be sufficient to fund the Company’s operating expenses and capital expenditures requirements for at least 12 months from the issuance date of these consolidated financial statements.

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of September 30, 2026, and the condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2026 and 2025, consolidated statements of changes in redeemable convertible preferred stock and stockholders' equity (deficit), and consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025, are unaudited. The condensed consolidated interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2026, the results of its operations for the three and nine months ended September 30, 2026 and 2025, and its cash flows for the nine months ended September 30, 2026 and 2025. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2026 and 2025, are also unaudited. The results for the three and nine months ended September 30, 2026 and 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2026, or for any other subsequent period.

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

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting, and other third-party fees that are incremental costs and directly associated with in-process equity and debt financings as deferred offering costs within non-current assets on the consolidated balance sheets until such time the equity and debt financings are consummated. After consummation of an equity financing, these costs are recorded as a reduction of the proceeds from the offering, either as a reduction to the carrying value of the preferred stock or, for the issuances of common stock, in stockholders’ deficit as a reduction of additional paid-in capital generated as a result of the offering. Should the in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statements of comprehensive loss. As of September 30, 2026 and December 31, 2025, there were deferred offering costs of $0.2 million and $0.3 million, respectively.

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

3.
Marketable Securities

The following tables summarize the amortized cost and estimated fair value of the Company’s marketable securities, which are considered to be available-for-sale investments (in thousands):

	September 30, 2026
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Marketable securities, current:
U.S. Treasury securities	$61,896	$—	$(157)	$61,739
Commercial paper	92,847	—	(232)	92,615
Corporate debt securities	24,270	—	(88)	24,182
U.S. government agency debt securities	3,503	—	(6)	3,497
Marketable securities, long-term:
U.S. Treasury securities	45,007	—	(368)	44,639
Corporate debt securities	11,650	—	(114)	11,536
U.S. government agency debt securities	2,995	—	(29)	2,966
Total marketable securities	$242,168	$—	$(994)	$241,174

	December 31, 2025
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Marketable securities, current:
U.S. Treasury securities	$30,049	$75	$—	$30,124
Commercial paper	30,699	26	—	30,725
Corporate debt securities	25,162	33	—	25,195
Total marketable securities	$85,910	$134	$—	$86,044

As of September 30, 2026, all marketable securities held by the Company had remaining contractual maturities of one year or less, except for a portion of the U.S. treasuries, corporate debt securities and U.S. government agency debt securities, with a fair value of $44.6 million, $11.5 million and $3.0 million, respectively, that had remaining contractual maturities of greater than one year. As of December 31, 2025, all marketable securities held by the Company had remaining contractual maturities of one year or less.

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

4.
Fair Value Measurements

The following tables present information about the Company’s financial instruments that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the inputs the Company utilized to determine such fair value (in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market accounts	$36,216	$—	$—	$36,216
Marketable securities:
U.S. Treasury securities	—	106,378	—	$106,378
Commercial paper	—	92,615	—	$92,615
Corporate debt securities	—	35,718	—	$35,718
U.S. government agency debt securities	—	6,463	—	$6,463
Total	$36,216	$241,174	$—	$277,390

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market accounts	$16,245	$—	$—	$16,245
Marketable securities:
U.S. Treasury securities	—	30,124	—	30,124
Commercial paper	—	30,725	—	30,725
Corporate debt securities	—	25,195	—	25,195
Total	$16,245	$86,044	$—	$102,289

As of September 30, 2026 and December 31, 2025, the Company had cash equivalents consisting of money market accounts classified as Level 1 financial assets, as these assets are valued using quoted market prices in active markets without any valuation adjustments. The Company classifies its investments in U.S. Treasury securities (Treasury bills, Treasury notes, and Treasury bonds), commercial paper, U.S. government agency debt, and corporate debt securities as Level 2 instruments. The Company estimates the fair value of these marketable securities by taking into consideration valuations obtained from third-party pricing sources. These pricing sources utilize standard industry valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly to estimate fair value. These inputs include market pricing based on real time trade data for the same or similar securities, issuer credit spreads, benchmark yields, and other observable inputs.

During the three and nine months ended September 30, 2026 and 2025, there were no transfers or reclassifications between fair value measurement levels of financial assets or liabilities.

5.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2026	2025
Prepaid research and development expenses	$3,079	$3,908
Interest receivable	1,549	537
Prepaid insurance	80	61
Deposits	—	50
Deferred financing costs	221	255
Other prepaid expenses	1,321	390
Total prepaid expenses and other current assets	$6,250	$5,201

6.
Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2026	2025
Computers, software, and office equipment	$154	$154
Furniture and fixtures	288	—
Lab equipment	—	10
Leasehold improvements	980	—
Construction in progress	73	682
Total property and equipment	1,495	846
Less: Accumulated depreciation	(321)	(54)
Property and equipment, net	$1,174	$792

Total depreciation expense was $104.4 thousand and $277.0 thousand for the three and nine months ended September 30, 2026, respectively, and $9.0 thousand and $28.0 thousand for the three and nine months ended September 30, 2025, respectively.

7.
Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2026	2025
Employee compensation and vacation accrual	$4,241	$4,292
Accrued legal and professional fees	868	1,200
Accrued research and development costs	4,308	4,397
Total accrued liabilities	$9,417	$9,889

8.
Commitments And Contingencies

Leases

In September 2025, the Company relocated its headquarters to Boston, Massachusetts and entered into a non-cancelable operating sublease in Boston, or the Boston Sublease, to rent out 8,774 square feet of office space. The lease commenced on September 2, 2025, at which time the Company recognized a right-of-use, or ROU, asset and corresponding lease liability of $1.7 million. The lease term is 41 months with rental payments beginning four months after the lease commencement. In addition to base rent, the Company will reimburse the landlord for certain operating expenses under the terms of the lease. The Company has the option to extend the lease one time for an additional 3-year period, subject to the terms therein; however, the exercise of the option to extend the lease term was not determined to be reasonably certain, and the Company will therefore recognize lease expense through the expiration of the initial lease term ending in January 2029.

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

Lease liabilities are measured by calculating the present value of remaining lease payments under the lease arrangement. Since the rates implicit in our leases are not readily determinable, the Company uses estimated incremental borrowing rates in determining the discount rate used to calculate the present value of remaining lease payments. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow, on a collateralized basis, an amount equal to the lease payments over a similar term equal to the lease term in a similar economic environment. The incremental borrowing rate is based on the information available at commencement date. As the Company has no relevant external borrowings, the incremental borrowing is a hypothetical rate based on our understanding of what our credit rating would be and adjusted to reflect a collateralized borrowing.

The following table summarizes the presentation in the Company’s consolidated balance sheets of its operating leases (in thousands):

	September 30, 2026	December 31, 2025
Operating lease right-of-use asset, noncurrent	$1,953	$1,530
Operating lease liability, current	840	444
Operating lease liability, noncurrent	1,274	1,225

The Company incurred total operating lease expenses of $0.3 million and $0.6 million during the three and nine months ended September 30, 2026, respectively, and $48.5 thousand during the three and nine months ended September 30, 2025. The Company incurred an immaterial amount of expense related to variable lease costs during the three and nine months ended September 30, 2026 and no expense related to variable lease costs during three and nine months ended September 30, 2025.

Future minimum lease payments under non-cancelable leases were as detailed below (in thousands):

September 30, 2026
2026	$240
2027	986
2028	1,016
2029	85
Total undiscounted future minimum lease payments	2,327
Less: Imputed interest	(213)
Total operating lease liabilities	$2,114

Cash paid for amounts included in the measurement of operating lease liabilities were $0.2 million and $0.5 million for the three and nine months ended September 30, 2026, respectively, and $51.2 thousand during the three and nine months ended September 30, 2025.

During the three and nine months ended September 30, 2026 and 2025, the Company did not recognize any impairment losses on its ROU assets.

Legal Proceedings

From time to time, the Company is subject to various claims that arise in the ordinary course of business. The Company is not currently a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business, financial position, results of operations, or cash flows of the Company.

9.
Common Stock

The Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue 700,000,000 shares of common stock, par value $0.001, as of September 30, 2026, of which 500,000,000 is voting and 200,000,000 is designated as non-voting. The holders of voting common stock are entitled to one vote for each share of common stock held.

The number of shares of common stock that have been reserved for the potential conversion of preferred stock, exercise of outstanding stock options granted and warrants, and stock options available for grant under the Company’s 2026 Equity Incentive Plan, or the 2026 Plan, as of September 30, 2026, and the Company's 2022 Equity Incentive Plan, or the 2022 Plan, as of December 31, 2025, are as follows:

	September 30,	December 31,
	2026	2025
Conversion of Series A	—	2,580,370
Conversion of Series B	—	1,310,082
Conversion of Series C-1	—	12,421,759
Conversion of Series C-2	—	1,055,847
Conversion of Series D	—	6,550,136
Outstanding common stock options	6,799,641	4,088,900
Outstanding common stock warrants	222,830	222,830
Common stock options available for grant	1,694,799	48,911
Total	8,717,270	28,278,835

10.
Stock Option Plan

Stock Option Plans

On February 10, 2022, the Company adopted the 2022 Plan, which has been subsequently amended. The 2022 Plan provides for the issuance of incentive and nonqualified common stock options to employees, directors, and certain consultants. The 2022 Plan is administered by the Board which determines the awards to be granted, including the number of common shares subject to the awards, the exercise price, and the vesting schedule. In connection with the IPO, the Company adopted its 2026 Plan, at which time shares ceased to be available for issuance under the 2022 Plan.

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

2026 Equity Plans

In April 2026, the Board and the Company's stockholders adopted and approved the 2026 Plan, which became effective on April 28, 2026, the date immediately preceding the date that the registration statement on Form S-1 for the Company's IPO was declared effective by the SEC. The 2026 Plan initially reserved 4,160,000 shares of common stock for future issuances and is subject to automatic increases in the number of shares of common stock reserved for future issuances in accordance with the evergreen provisions in the 2026 Plan. The shares reserved for future issuance under the 2022 Plan ceased to be available for issuance at the time the 2026 Plan became effective. Any shares underlying outstanding stock awards granted under the 2022 Plan that subsequently expire or are repurchased, forfeited, canceled, or withheld will return to the 2026 Plan and be reserved and available for issuance. The Company granted 2,387,705 of common stock options subject to service-based vesting to certain executive officers, directors, and employees at the time of effectiveness of the 2026 Plan with an exercise price equal to $18.00 per share.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Risk-free interest rate	4.5%	3.7%	4.0 - 4.5%	3.7 - 4.1%
Expected life of options (in years)	6.0 - 6.1	5.9 - 6.1	5.6 - 6.1	5.9 - 6.1
Expected volatility of underlying stock	73.3 - 73.8%	65.5 - 65.7%	69.7 - 79.6%	65.5 - 66.6%
Expected dividend yield	—%	—%	—%	—%

The following table summarizes the stock option activity:

	Number of Stock Options	Weighted Average Exercise Price (per share)	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	4,088,900	$4.92	8.20	$444
Options granted	2,968,791	17.32
Options exercised	(90,806)	4.87
Options forfeited	(160,794)	10.41
Options expired	(6,450)	4.65
Outstanding as of September 30, 2026	6,799,641	$10.20	8.34	124,527
Options exercisable as of September 30, 2026	2,757,080	$6.00	7.04	$62,001

The weighted-average grant date fair value of stock options granted in the three and nine months ended September 30, 2026 was $20.35 and $12.10, respectively. The weighted-average grant date fair value of stock options granted in the three and nine months ended September 30, 2025 was $2.99 and $3.00, respectively. The total intrinsic value of stock options exercised during both the three and nine months ended September 30, 2026 was $2.7 million. The total intrinsic value of stock options exercised during both the three and nine months ended September 30, 2025 was insignificant. As of September 30, 2026, total stock-based compensation cost not yet recognized related to unvested stock options was $34.7 million, which is expected to be recognized over a weighted-average period of 2.97 years. Stock-based compensation expense recognized in the accompanying consolidated statements of comprehensive loss for the three and nine months ended September 30, 2026 and 2025, included the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative	$1,891	$502	$4,488	$1,836
Research and development	1,205	223	2,591	560
Total	$3,096	$725	$7,079	$2,396

11.
Segment Information

The Company operates and manages its business as one operating segment and one reportable segment, which is focused on developing targeted therapies to treat rare lung diseases. The chief operating decision maker, or CODM, manages the Company’s operations on a consolidated basis, assesses performance for the operating segment and decides how to allocate resources based on consolidated operating results, which is reported on the consolidated statements of comprehensive loss. The CODM is the Company's Chief Executive Officer.

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

The following table represents information about segment loss and significant segment expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Direct research and development expenses by program:
AP01	$11,964	$13,789	$38,719	$37,248
AP02	6,384	3,405	16,072	5,506
AP03	1,208	1,257	2,268	2,130
Unallocated research and development expenses:
Personnel-related (excluding stock-based compensation)	4,022	2,914	11,963	8,688
Facility and information technology allocated expenses and other research and development costs	708	499	1,496	1,155
General and administrative expenses:
Personnel-related (excluding stock-based compensation)	2,788	1,579	7,610	4,745
Facility expenses and information technology	549	259	1,370	550
General corporate expenses and professional fees	2,272	887	5,440	3,369
Other segment items (1)	(240)	(1,005)	521	(2,113)
Net loss	$29,655	$23,584	$85,459	$61,278

(1)
For the three months ended September 30, 2026 and 2025, other segment items consist of $2.7 million and $1.2 million of interest income, respectively, $1.1 million and $0.7 million of accretion of marketable securities, respectively, $3.1 million and $0.7 million of stock-based compensation expense, respectively, $0.2 million and zero of interest expense, respectively, and $145.6 thousand and $63.6 thousand of depreciation expense and other expenses, respectively. For the nine months ended September 30,

2026 and 2025, other segment items consist of $6.1 million and $3.0 million of interest income, respectively, $1.5 million and $1.7 million accretion of marketable securities, respectively, $7.1 million and $2.4 million of stock-based compensation expense, respectively, $0.6 million and zero of interest expense, respectively, and $374.0 thousand and $157.3 thousand of depreciation expense and other expenses, respectively.

Direct research and development expenses by program consist primarily of costs paid to third-parties including contract research organizations, or CROs, contract manufacturing organizations, or CMOs, consultants, advisors, and other clinical study-related vendors.

Unallocated research and development expenses consist primarily of personnel-rated expenses and allocated information technology and facility expenses and other research and development related costs, excluding non-cash items, such as stock-based compensation and depreciation.

General and administrative expenses consist primarily of personnel-rated expenses, including salaries, payroll tax, bonuses, and benefits, and professional services fees for legal, finance, and human resources, in addition to information technology expenses, rent expense, and other administrative functions, excluding non-cash expenses such as stock-based compensation and depreciation.

Other segment items consist primarily of interest income on cash and cash equivalents, partially offset by non-cash expenses, such as stock-based compensation and depreciation, and amortization of discounts and premiums on marketable securities.

12.
Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(29,655)	$(23,584)	$(85,459)	$(61,278)
Net loss attributable to common stockholders, basic and diluted	$(29,655)	$(23,584)	$(85,459)	$(61,278)
Denominator:
Weighted-average number of common stock used in net loss per share, basic and diluted	44,354,555	1,159,418	25,236,601	884,399
Net loss per share of common stock, basic and diluted	$(0.67)	$(20.34)	$(3.39)	$(69.29)

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

	Nine Months Ended September 30,
	2026	2025
Preferred stock	-	23,918,278
Stock options	6,799,641	2,791,229
Warrants	222,830	222,830
Total	7,022,471	26,932,337

13.
Term Loan

In February 2026, the Company entered into a Loan and Security Agreement, or the LSA, with Banc of California, or the Lender, for the issuance of a term loan facility with an aggregate principal amount of up to $30.0 million, or the Term Loan. The Term Loan bears interest at an annual rate equal to the greater of the prime rate then in effect or 5%, payable monthly. The prime rate in effect as of September 30, 2026 was 7.00%. The maturity date of the Term Loan is June 30, 2030. In February 2026, the Company borrowed $15.0 million under the facility and the additional $15.0 million is available for drawdown through December 31, 2027.

In connection with the LSA, the Company granted the Lender a senior security interest in the Company’s property and other assets, which has priority over any existing or future indebtedness and related security interests, subject to limited exceptions, including the Company’s intellectual property. The LSA contains negative covenants that, among other things and subject to certain exceptions, could restrict the Company's ability to incur additional liens, incur additional indebtedness, sell or dispose of assets that constitute collateral, including certain intellectual property, and make payments of certain subordinated indebtedness. The LSA also contains certain events of default, including in the event of a material adverse change, and representations and warranties from the Company. Upon the occurrence of an event of default, the Lender may declare all outstanding obligations immediately due and payable, take such other actions as set forth in the LSA, and increase the interest rate otherwise applicable to the amount outstanding under the LSA by an additional 3.00%. The Company is in compliance with such covenants as of September 30, 2026.

The Company paid debt issuance costs of approximately $0.2 million in connection with the Term Loan. In addition, the Company issued a warrant to the Lender to purchase 22,500 shares of the Company’s common stock with the exercise price of $9.81 per share. The Company estimated the fair value of the warrant to be approximately $8.08 per share using a Black-Scholes option pricing model. The warrant will expire ten years from the date of issuance. The fair value of the warrant at issuance was $0.2 million and was recorded in Stockholders' Deficit.

The issuance costs, which includes the amounts paid and the fair value of the warrant, that are directly attributable to the funded portion of the Term Loan have been presented as a direct deduction from the carrying value of the debt and are being amortized to interest expense over the term of the Term Loan using the effective interest method. Issuance costs attributable to the undrawn portion of the Term Loan of $0.2 million have been capitalized within other assets.

The Company issued 22,500 warrants in connection with the Term Loan at an exercise price of $9.81 per share. The fair value of the warrants issued in connection with the Term Loan was recorded to additional paid-in capital with an offsetting debt discount, which is amortized to interest expense over the term of the related debt.

On May 1, 2026, the Lender. submitted a notice of exercise for 22,500 warrants. Pursuant to the terms of the warrant agreement, the warrants were exercised on a cashless basis. In connection with the exercise, the Company issued 15,012 shares of common stock. The number of shares issued upon the cashless exercise was determined by dividing (i) the product of the number of warrants exercised multiplied by the excess of the fair market value of the Company's common stock over the aggregate exercise price by (ii) the fair market value of the Company's common stock. The fair market value used in the calculation was $29.49 per share, representing the closing price of the Company's common stock on April 30, 2026. No fractional shares were issued.

As of September 30, 2026, the carrying value of the Term Loan consisted of the following (in thousands):

Term loan	$15,000
Debt discount, net of accretion	(183)
Term loan, net of discount	$14,817

As of September 30, 2026, the $15.0 million borrowed under the Term Loan is recorded in non-current liabilities as no principal payments were due in the next 12 months. During the three and nine months ended September 30, 2026, the Company recorded $277.0 thousand and $647.0 thousand of interest expense related to the Term Loan, respectively, of which $16.0 thousand and $38.0 thousand were related to the amortization of the debt discounts, respectively.

Estimated future principal payments due under the Term Loan are as follows as of September 30, 2026 (in thousands):

Year ending December 31:	Term Loan Principal Payments
2026	$—
2027	—
2028	6,000
2029	6,000
2030	3,000
Total principal payments	$15,000

14.
Income Taxes

The Company did not record a provision or benefit for income taxes during the nine months ended September 30, 2026 and 2025. The Company continues to maintain a full valuation allowance against its U.S. federal and state deferred tax assets as it is more likely than not that such assets will not be realized in the future.

As of September 30, 2026 and December 31, 2025, the Company had no uncertain tax positions relevant to the jurisdictions where it is required to file income tax returns requiring recognition in the consolidated financial statements. As of September 30, 2026 and December 31, 2025, the Company had no accrued interest or penalties related to uncertain tax positions.

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

As consideration for the PARI License Agreement, the Company paid a non-refundable up-front initial payment of four hundred thousand EUR ($0.4 million). In addition, the Company agreed to make payments upon the achievement of certain developmental and regulatory milestones as it relates to its Drug Product, including initiation of Phase 2 and Phase 3 clinical trials, acceptance for filing by either the FDA or the European Medicines Agency, or the EMA, and approval by either the FDA or the EMA. Upon the achievement of these development and regulatory milestones, the Company is required to make payments up to, in aggregate, a low-mid single‑digit million‑euro amount for products using the device. The Company is additionally required to pay a mid six‑figure‑euro amount in the event that the Company consolidates or merges in a transaction in which 50% of the voting power of the Company is sold. After approval occurs, the Company is also required to pay PARI royalties equal to mid-single-digit percentage of net sales over a certain period. Further, following the first year of commercial sales in a major market, the Company shall pay a minimum annual royalty equal to a mid-single-digit percentage through the end of the relevant royalty term. Through September 30, 2026, the Company has met one developmental milestone, for which the payment was expensed to research and development when incurred. There were no regulatory milestones achieved during the nine months ended September 30, 2026 and 2025.

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes and other financial information included elsewhere in this Quarterly Report and our audited consolidated financial statements for the years ended December 31, 2025 and 2024, and related notes included in our final prospectus for our initial public offering, or the IPO, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, or the Securities Act, on April 30, 2026, or the IPO Prospectus. References to the "Company," “Avalyn,” “Avalyn Pharma” “we,” “our,” “us,” or similar terms refer to Avalyn Pharma Inc. and its wholly owned subsidiaries, or either or all of them as the context may require. This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements based upon our current plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, strategies, objectives, expectations, intentions, and beliefs. The historical results are not necessarily indicative of results that may be expected in the future. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this Quarterly Report. You should carefully read the “Risk Factors” section of this Quarterly Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see “Special Note Regarding Forward-Looking Statements.” Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

Our second product candidate, AP02 (inhaled nintedanib), is an optimized inhaled formulation of nintedanib. We have completed a Phase 1 single-ascending dose, or SAD, trial in healthy volunteers and patients with IPF and a Phase 1 SAD and multiple-ascending dose, or MAD, trial in healthy volunteers. Results from these studies were published in September 2026 in Respiratory Research. AP02 is currently being evaluated in AURA, a global Phase 2 clinical trial in patients with IPF. Enrollment for the AURA trial was initiated in the first quarter of 2026 and is currently ongoing. AURA is a randomized, double-blind study evaluating two doses of AP02 dosed twice daily in patients with IPF. The 12-week study, which is designed to enroll 160 patients, will assess safety and efficacy as measured by FVC. Topline data are anticipated in late 2027.

We are also advancing AP03, an inhaled fixed-dose combination of pirfenidone and nintedanib, designed to deliver multiple antifibrotic mechanisms through a single lung-targeted platform, and have initiated a Phase 1 study of AP03 in healthy volunteers. The study has been cleared to proceed in Australia following Human Research Ethics Committee (HREC) and institutional approval, and notification to the Therapeutic Goods Administration under the Clinical Trial Notification (CTN) pathway. Results from the study are anticipated in the second half of 2027.

Since our inception in 2011, we have incurred significant operating losses and have not generated any revenue. On May 1, 2026, we completed our IPO, pursuant to which we issued and sold 19,166,667 shares of common stock, which included 2,500,000 shares of common stock sold pursuant to the underwriters' exercise of their option to purchase additional shares. The aggregate net proceeds received by us from the IPO were approximately $316.6 million, after deducting underwriter discounts and commissions, as well as offering costs of $4.2 million. To date, we have funded our operations primarily with aggregate gross proceeds of $733.8 million from the sale and issuance of our common stock, preferred stock, and convertible notes, as well as from borrowing $15.0 million under our Term Loan, as defined above.

Due to our significant research, development, and manufacturing expenditures related to our clinical trials, we have accumulated substantial losses and negative cash flows since our inception, including net losses of $29.7 million and $23.6 million for the three months ended September 30, 2026 and 2025, respectively, and net losses of $85.5 million and $61.3 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $350.8 million.

We expect our expenses and operating losses will increase substantially as we:

•
continue to advance clinical development of our lead candidates, AP01 and AP02, and other current and future product candidates, including conducting our ongoing clinical trials;
•
continue to advance our research activities and seek to discover, develop or acquire additional product candidates to expand our pipeline;
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
•
undertake pre-commercial activities, and scale-up commercial infrastructure, including external commercial-scale manufacturing capabilities, to commercialize any current or future product candidates which may receive regulatory approval;
•
ultimately establish a sales, marketing and distribution infrastructure to commercialize any current or future product candidates which may receive regulatory approval; and
•
incur additional audit, legal, regulatory, tax, and other expenses associated with being a public company.

In addition, we have several clinical development, regulatory, and commercial milestones, as well as royalty payment obligations under the PARI License Agreement, as described below, and other agreements. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our ongoing and planned clinical trials and our expenditures on other research and development activities.

We do not have any products approved for sale and have not generated any revenue from product sales. We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for one or more of our current and any future product candidates, which we expect will take a number of years or may never occur. As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings or other capital sources, potentially including collaborations, licenses, or other strategic arrangements. See the section titled “—Liquidity and Capital Resources.” We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates, or grant third-party rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

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

As of September 30, 2026, we had cash, cash equivalents, and marketable securities of $386.6 million. We believe, based on our current operating plans, that our cash, cash equivalents and investments in marketable securities will enable us to fund our operating expenses and capital expenditures into 2029. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See the sections titled “—Liquidity and Capital Resources” and “Risk Factors—Risks Related to Our Financial Condition and Need for Additional Capital” included elsewhere in this Quarterly Report.

Material Agreement

Below is a summary of the key terms for our material agreement.

PARI License Agreement

In April 2017, we entered into a license agreement, or the PARI License Agreement, with PARI Pharma GmbH, or PARI. Pursuant to the PARI License Agreement, PARI granted us an exclusive, sublicensable license to use its nebulizer devices for the development and commercialization of certain inhalant drug products as outlined in the PARI License Agreement. PARI additionally granted us a non-exclusive, sublicensable license to use certain proprietary accessories owned or controlled by PARI with the nebulizer devices for development of the drug products, as well as a non-sublicensable, exclusive sublicense to use certain Novartis patent rights which PARI licensed from Novartis for use with the nebulizer devices. PARI also granted us certain options to expand the licenses granted which would separately require amendments to the PARI License Agreement.

As consideration for the PARI License Agreement, we paid a non-refundable up-front initial payment of four hundred thousand EUR ($0.4 million). To date, we have met one developmental milestone, for which the payment of five hundred thousand EUR ($0.6 million) was expensed to research and development when the milestone was met. There were no regulatory milestones achieved during the year ended December 31, 2025, nor the nine months ended September 30, 2026.

Components of Results of Operations

Operating Expenses

Our operating expenses consist of (i) research and development expenses and (ii) general and administrative expenses.

Research and Development Expenses

Research and development expenses consist primarily of costs associated with the nonclinical and clinical development of our current and potential future product candidates. Our research and development expenses include direct costs specifically attributable to our programs including external expenses incurred under arrangements with third parties, such as contract research organizations, or CROs, contract manufacturing organizations, or CMOs, consultants and our scientific advisors, and manufacturing expenditures, including costs for laboratory supplies, research materials and reagents, as well as indirect costs that are not directly attributable to a specific program such as:

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

Product candidates in later stages of development generally have higher development costs than those in earlier stages resulting from larger and more complex clinical trials, manufacturing scale-up and an increase in research and development headcount to oversee these activities. As a result, management expects that our research and development expenses will increase substantially over the next several years as we potentially advance our product candidates into later-stages of development.

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

We anticipate that our general and administrative expenses will increase as we operate as a public company, which will require increased personnel costs, including salaries, benefits and stock-based compensation expenses, costs related to maintaining and protecting our intellectual property rights for our product candidates, expanded infrastructure, and higher legal, consulting and accounting services associated with maintaining compliance with the listing requirements of the Nasdaq Stock Market LLC and rules and regulations promulgated under the Exchange Act, investor relations costs and director and officer insurance premiums associated with being a public company.

Interest Income

Interest income consists primarily of interest earned and the amortization or accretion of discounts or premiums on our cash equivalents and investments in marketable securities.

Interest Expense

Interest expense consists of interest paid on our Term Loan, as well as non-cash interest expense for amortization of our debt discounts.

Other Income (Expense)

Other expense consists of realized and unrealized foreign currency gains and losses.

Income Taxes

Since our inception, we have not recorded any income tax benefits or expenses for the net losses we have incurred in each period or for our earned research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards, or NOLs, and tax credits will not be realized. As of December 31, 2025, we had NOLs for federal and state income tax purposes of $190.3 million and $13.4 million, respectively. Of this amount, $9.9 million of the NOLs begin to expire in 2031, and the remainder are indefinite lived. The net state operating loss carryforwards will begin to expire in 2043. These loss carryforwards are available to reduce future federal taxable income, if any. As of December 31, 2025 and September 30, 2026, we have recorded a full valuation allowance against our net deferred tax assets.

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations (in thousands):

	Three Months Ended September 30,
	2026	2025	Change
Operating expenses:
Research and development	$25,491	$22,089	$3,402
General and administrative	7,603	3,234	4,369
Total operating expenses	33,094	25,323	7,771
Loss from operations	(33,094)	(25,323)	(7,771)
Other income	3,439	1,739	1,700
Net loss	$(29,655)	$(23,584)	$(6,071)

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Three Months Ended September 30,
	2026	2025	Change
Direct research and development expenses by program:
AP01	$11,964	$13,789	$(1,825)
AP02	6,384	3,405	2,979
AP03	1,208	1,257	(49)
Unallocated research and development expenses:
Personnel-related (including stock-based compensation)	5,228	3,137	2,091
Facility and depreciation	203	91	112
Other research and development related costs	504	410	94
Total research and development expenses	$25,491	$22,089	$3,402

Research and development expenses increased by $3.4 million to $25.5 million for the three months ended September 30, 2026, from $22.1 million for the three months ended September 30, 2025. The increase in research and development expenses was primarily attributable to:

•
$3.0 million increase of direct costs associated with our AP02 program costs driven by the progression of the Phase 2 clinical trial; and

•
an increase in unallocated research and development expenses, primarily attributable to a $2.1 million increase in personnel-related expenses as a result of an increase in headcount as well as an increase in stock-based compensation resulting from stock options granted subsequent to the IPO, which was partially offset by a $1.8 million decrease of direct costs associated with our AP01 program costs driven primarily by the clinical trial approaching completion and patient participation winding down as subjects roll off the study.

General and Administrative Expenses

The following table summarizes our general and administrative expenses (in thousands):

	Three Months Ended September 30,		Change
	2026	2025
Personnel-related (including stock-based compensation)	$4,275	$1,953	$2,322
Professional services & fees	2,674	1,013	1,661
Facility and depreciation	654	268	386
Total general and administrative expenses	$7,603	$3,234	$4,369

General and administrative expenses increased by $4.4 million to $7.6 million for the three months ended September 30, 2026, from $3.2 million for the three months ended September 30, 2025. The increase in general and administrative expenses was primarily attributable to:

•
$2.3 million increase in personnel-related expenses, including stock-based compensation, driven by the increase of G&A headcount to support expanded research and development activities and overall corporate operations as well as an increase in stock-based compensation resulting from stock options granted subsequent to the IPO;
•
$1.7 million increase in professional services and fees primarily driven by external legal and general and administrative consulting costs to support public company operations; and
•
$0.4 million increase in facility expenses primarily associated with our office sublease entered into in September 2025 and the sublease expansion in June 2026.

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Operating expenses:
Research and development	$73,109	$55,290	$17,819
General and administrative	19,184	10,526	8,658
Total operating expenses	92,293	65,816	26,477
Loss from operations	(92,293)	(65,816)	(26,477)
Other income	6,834	4,538	2,296
Net loss	$(85,459)	$(61,278)	$(24,181)

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Direct research and development expenses by program:
AP01	$38,719	$37,248	$1,471
AP02	16,072	5,506	10,566
AP03	2,268	2,130	138
Unallocated research and development expenses:
Personnel-related (including stock-based compensation)	14,554	9,248	5,306
Facility and depreciation	417	273	144
Other research and development related costs	1,079	885	194
Total research and development expenses	$73,109	$55,290	$17,819

Research and development expenses increased by $17.8 million to $73.1 million for the nine months ended September 30, 2026, from $55.3 million for the nine months ended September 30, 2025. The increase in research and development expenses was primarily attributable to:

•
$1.5 million increase of direct costs associated with our AP01 program costs driven by the progression of the Phase 2b clinical trial and ongoing open-label extension, or OLE, trial;
•
$10.6 million increase of direct costs associated with our AP02 program costs driven by the progression of the Phase 2 clinical trial;
•
$0.1 million increase of direct costs associated with our AP03 program, driven by scale-up activities; and
•
an increase in unallocated research and development expenses, including stock-based compensation, primarily attributable to a $5.3 million increase in personnel-related expenses as a result of an increase in headcount as well as a significant increase in stock-based compensation resulting from stock options granted subsequent to the IPO.

General and Administrative Expenses

The following table summarizes our general and administrative expenses (in thousands):

	Nine Months Ended September 30,		Change
	2026	2025
Personnel-related (including stock-based compensation)	$11,162	$6,302	$4,860
Professional services & fees	6,375	3,648	2,727
Facility and depreciation	1,647	576	1,071
Total general and administrative expenses	$19,184	$10,526	$8,658

General and administrative expenses increased by $8.7 million to $19.2 million for the nine months ended September 30, 2026, from $10.5 million for the nine months ended September 30, 2025. The increase in general and administrative expenses was primarily attributable to:

•
$4.9 million increase in personnel-related expenses, including stock-based compensation, driven by the increase of G&A headcount to support expanded research and development activities and overall corporate operations as well as a significant increase in stock-based compensation resulting from stock options granted subsequent to the IPO;
•
$2.7 million increase in professional services and fees primarily driven by general and administrative consulting costs to support public company operations; and
•
$1.1 million increase in facility expenses associated with our office sublease entered into in September 2025 and the sublease expansion in June 2026.

Other Income

Other income increased by $1.7 million and $2.3 million for the three and nine months ended September 30, 2026, respectively, to $3.4 million from $1.7 million and $6.8 million from $4.5 million, respectively. The increase was primarily driven by interest income earned on the proceeds from the IPO, partially offset by the impact of lower federal funds rates.

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

To date, we have funded our operations primarily from proceeds from the sale of preferred stock, convertible notes, and common stock as a result of our IPO, as well as through proceeds received from our Term Loan. As of September 30, 2026, we had $386.6 million in cash, cash equivalents, and marketable securities. In February 2026, we entered into the LSA and the Term Loan, with the Lender for the issuance of a term loan facility with an aggregate principal amount of up to $30.0 million. The interest rate on amounts borrowed will be equal to the greater of the prime rate then in effect, or 5.00%. The maturity date for the Term Loan is June 30, 2030. To date, $15.0 million has been borrowed under the Term Loan. In connection with the LSA, we issued warrants to the Lender to purchase 22,500 shares of our common stock. On May 1, 2026, we completed our IPO, pursuant to which we issued and sold 19,166,667 shares of common stock, resulting in net proceeds of approximately $316.6 million. To date, we have received aggregate gross proceeds of $733.8 million from the sale and issuance of our common stock, preferred stock, and convertible notes.

Future Funding Requirements

Due to the inherently unpredictable nature of nonclinical and clinical development and given the early stage of our programs and product candidates, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development of, obtain marketing approval for, and commercialize our products, if and when approved. For the same reasons, we are also unable to predict when, if ever, we will generate revenue from product sales or whether, or when, if ever, we may achieve profitability. Clinical and nonclinical development timelines, the probability of success, and development costs can differ materially from expectations. In addition, we cannot forecast which products, if approved, may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. We will need to raise substantial additional capital in the future.

Based upon our current operating plans, we believe that our existing cash, cash equivalents and investments in marketable securities, including the net proceeds from our IPO, will be sufficient to fund our operations into 2029. Our primary uses of capital are to fund research and development activities, compensation and related expenses, and general overhead costs. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our current and future product candidates through discovery, nonclinical studies, and clinical trials.

Our future funding requirements will depend largely on:

•
the type, number, scope, progress, expansions, results, costs and timing of, discovery, nonclinical studies, and clinical trials of our current and future product candidates;
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
•
the costs associated with hiring additional personnel and consultants as our clinical activities increase and we start to scale up commercial infrastructure;
•
the costs and timing of establishing or securing sales and marketing capabilities if any current or future product candidate is approved;
•
our ability to achieve sufficient market acceptance, coverage and adequate reimbursement from third-party payors and adequate market share and revenue for any approved products;
•
the financial terms of any agreement that we may enter into, including if we in-license or acquire additional product candidates or intellectual property; and
•
costs of additional operational, financial, clinical, quality, legal, compliance and management information systems.

We have no committed sources of capital other than the $30.0 million under the Term Loan, $15.0 million of which has been drawn and up to $15.0 million remains available. Until such time, if ever, as we can generate substantial product revenue to support our cost structure, we expect to finance our cash needs through equity offerings, debt financings, or other capital sources, potentially including collaborations, licenses, or other strategic arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. In addition, debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional funds through a strategic agreement, we may have to grant rights to develop and market our current and future product candidates even if we would otherwise prefer to develop and market such product candidates ourselves. Our failure to raise capital or enter into such other arrangements when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(82,237)	$(57,283)
Net cash provided by (used in) investing activities	(155,456)	(38,891)
Net cash provided by financing activities	330,802	99,789
Net increase (decrease) in cash and cash equivalents	$93,109	$3,615

Operating Activities

For the nine months ended September 30, 2026, net cash used in operating activities was $82.2 million, which was primarily due to our net loss of $85.5 million and changes in our operating assets and liabilities of $3.1 million, offset by $6.3 million of non-cash charges related to stock-based compensation, depreciation, non-cash operating lease expense, and accretion of premiums on marketable securities.

For the nine months ended September 30, 2025, net cash used in operating activities was $57.3 million, which was primarily due to our net loss of $61.3 million, offset by changes in our operating assets and liabilities of $3.3 million and $0.7 million of non-cash charges related to stock-based compensation, depreciation, non-cash operating lease expense, and accretion of premiums on marketable securities.

Investing Activities

Net cash used in investing activities was $155.5 million for the nine months ended September 30, 2026, which was primarily driven by purchases of marketable securities and property and equipment of $241.0 million and $0.7 million, respectively, offset by sales and maturities of marketable securities of $86.2 million.

Net cash used in investing activities was $38.9 million for the nine months ended September 30, 2025, which was primarily driven by purchases of marketable securities and property and equipment of $109.3 million and $0.1 million, respectively, offset by maturities of marketable securities of $70.5 million.

Financing Activities

Net cash provided by financing activities was $330.8 million for the nine months ended September 30, 2026, which was primarily related to net proceeds of $316.6 million from the sale of common stock in the IPO and $14.8 million drawdown of the term loan facility, net of debt issuance costs, partially offset by $0.6 million of withholding tax payments in connection with the exercise of employee stock options.

Net cash provided by financing activities was $99.8 million for the nine months ended September 30, 2025, which was primarily related to the issuance of Series D convertible preferred stock of $99.8 million.

Contractual Obligations and Commitments

Other than as discussed below, there have been no material changes to the contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations from our IPO Prospectus.

Term Loan

In February 2026, we entered into the Term Loan with Banc of California. $15.0 million has been borrowed under the Term Loan and the additional $15.0 million is available for drawdown through December 31, 2027. For more information on our Term Loan, refer to Note 13, Term Loan, in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Leases

In September 2025, the Company relocated its headquarters to Boston, Massachusetts and entered into the Boston Sublease. Total fixed payments in connection with the Boston Sublease are $1.9 million over the term of the agreement ending in January 2029. In June 2026, we amended the Boston Sublease to expand the subleased premises, resulting in additional fixed payment obligations of $0.9 million over the remaining term of the agreement. This includes our share of facility operating expenses, real-estate taxes, but excludes our share of property management fees that are reimbursable to the sublandlord under the sublease.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on our business, financial condition, results of operations and prospects because of defense and settlement costs, diversion of management resources and other factors.

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

We are a clinical-stage biopharmaceutical company and have incurred operating losses in each year since our inception. Our net losses were $29.7 million and $23.6 million for the three months ended September 30, 2026 and 2025, respectively. Our net losses were $85.5 million and $61.3 million for the nine months ended September 30, 2026 and 2025, respectively. We had an accumulated deficit of $350.8 million and $265.4 million as of September 30, 2026 and December 31, 2025, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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
•
continue to advance our research and nonclinical activities and seek to discover, develop additional product candidates;
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

Our operations have consumed substantial amounts of cash since inception. Identifying potential product candidates and conducting nonclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approvals and achieve product sales. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future as we initiate and conduct clinical trials of our current and future product candidates, scale-up and manufacture our product candidates, advance our nonclinical programs, seek marketing and regulatory approvals for any product candidates that successfully complete clinical trials and commercialize our products, if approved. Because the outcome of any clinical trial or nonclinical study is highly uncertain, we cannot reliably estimate the actual amount of financing necessary to successfully complete the development and commercialization of any of our product candidates.

We believe that the net proceeds from our IPO, together with our existing cash, cash equivalents and marketable securities, inclusive of the $15.0 million borrowed under Term Loan, will be sufficient to fund our operating expenses and capital requirements into 2029. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including but not limited to changes in progress of our development activities, acquisitions of additional product candidates, and changes in regulation. Our future capital requirements will depend on many factors, including:

•
the scope, timing, progress, costs, complexity and results of discovery, nonclinical development and clinical trials for our current or future product candidates, including our ongoing clinical trials of our lead candidates, AP01 and AP02;
•
the number of clinical trials required for regulatory approvals of our current or future product candidates;
•
the extent to which we develop, in-license or acquire other product candidates in our pipeline;
•
the costs and timing of process development and manufacturing scale-up activities associated with our product candidates and other programs as we advance them through clinical development and, if approved, commercialization;
•
the number and development requirements of product candidates that we may pursue;
•
the timing and amount of the milestone, royalty or other payments we must make to PARI, pursuant to the PARI License Agreement, and any other third parties;
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

Until such time, if ever, as we can generate substantial revenues from product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings or other capital sources, such as grants, collaborations, licenses or other similar arrangements. We do not currently have any committed external source of funds other than the $30.0 million loan facility, $15.0 million of which has been borrowed as of September 30, 2026. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders' ownership interest may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders' rights as a common stockholder. Debt financing and preferred equity financing may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures. Such restrictions could adversely impact our ability to conduct our operations and execute our business plan. If we raise additional funds through grants, collaborations, licenses or other similar arrangements with third parties, we may be required to relinquish valuable rights to our future revenue streams, intellectual property or product candidates, grant licenses on terms that may not be favorable to us and/or that may reduce the value of our common stock or commit us to future payment streams. If we are unable to raise additional funds through equity or debt financings when needed or on terms acceptable to us, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, or on less favorable terms than we would otherwise choose.

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

Our Loan and Security Agreement, or the LSA, with Banc of California provides us with up to $30.0 million of borrowing capacity, of which we have borrowed $15.0 million as of September 30, 2026. Our overall leverage, certain obligations and affirmative and negative covenants contained in the related documentation could adversely affect our financial health and business and future operations by limiting our ability to, among other things, satisfy our obligations under the LSA, refinance our debt on terms acceptable to us or at all, plan for and adjust to changing business, industry and market conditions, use our available cash flow to fund future acquisitions and make dividend payments, and obtain additional financing for working capital, to fund growth or for general corporate purposes, even when necessary to maintain adequate liquidity. With certain exceptions, the LSA prohibits us from taking certain actions without Banc of California’s prior consent, including, but not limited to any material transfers of our assets, changes in our business, management, directorship (in certain circumstances), ownership, or business locations; certain mergers or consolidations; incurring any indebtedness, other than permitted indebtedness; granting or permitting liens against our assets, other than permitted liens; making certain capitalized expenditures; entering into any material transaction with any affiliate, other than in the ordinary course of business; or making any payments in respect of any subordinated debt.

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
•
the safety, tolerability and pharmacokinetic, or PK, profile of our product candidates observed in clinical trials;
•
acceptance of regulatory submissions by the FDA and/or comparable foreign regulatory authorities for the conduct of clinical trials of our product candidates;
•
the frequency and severity of adverse safety findings in nonclinical studies and adverse events, or AEs, in clinical trials;
•
timely and successful completion of nonclinical studies, including toxicology studies and in vitro dose projection studies in animals, where applicable;
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

We are early in our development efforts. Each of our product candidates will require additional nonclinical and/or clinical development, regulatory approval, obtaining manufacturing supply, capacity and expertise, building a commercial organization or successfully outsourcing commercialization, substantial investment and significant marketing efforts before we generate any revenue from product sales.

Our assumptions about the development potential of AP01 and AP02 are based on the data generated from our clinical trials and from nonclinical studies. We may also observe materially and adversely different safety results as we continue to conduct our clinical trials.

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

We are not permitted to market, commercialize, sell, or promote any product candidate in the U.S. until we receive regulatory approval of a new drug application, or NDA, for such product candidate in a specific indication from the FDA. Our business is dependent on our ability to successfully complete nonclinical and clinical development of, obtain regulatory approval for, and, if approved, successfully commercialize our product candidates and any future product candidates in a timely manner. The time required to obtain approval or other marketing authorizations by the FDA and comparable foreign authorities is unpredictable, and it typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations and the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate, and it is possible that we may never obtain regulatory approval for any product candidates we may seek to develop in the future.

Prior to obtaining approval to commercialize any product candidate in the U.S. or abroad, we must demonstrate with substantial evidence from well-controlled clinical trials, to the satisfaction of the FDA, EMA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA, EMA, and other regulatory authorities. For example, certain of our trials did not include a placebo or an oral antifibrotic comparator arm, and interpretability of the findings and whether these findings are robust enough to warrant approval will be reviewed closely by the FDA, EMA, or other regulatory authorities. Such authorities may ultimately determine that our data are insufficient for approval and may require that we conduct additional clinical trials, or nonclinical or other studies, before our candidates can be approved. The FDA may also require us to conduct additional nonclinical studies or clinical trials for our product candidates either prior to or after approval, or it may object to elements of our clinical development programs. For example, in July 2025, in our pre-IND discussions for AP02, the FDA, but no other regulatory agency, asked us to complete an additional device compatibility study (which we have since successfully completed) and also commented on a nonclinical rat toxicology study that showed findings that were considered non-adverse and/or species-specific. Due to this and our desire for a faster start-up time, we proceeded to initiate our Phase 2 clinical trial outside of the U.S. We intend to submit such IND with the safety and efficacy clinical data from our Phase 2 trial, if successful, to potentially enable a future Phase 3 clinical trial that includes U.S. sites. We believe that the data package including our Phase 2 trial, if successful, will provide compelling support to open an IND in the U.S. while enabling an efficient use of our resources.

Our current and future product candidates could fail to receive regulatory approval for many reasons, including the following:

•
the FDA or comparable foreign regulatory authorities may disagree as to the design or implementation of our clinical trials and interpretation of data from clinical trials or nonclinical studies;
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

Nonclinical and clinical product development involves a lengthy and expensive process, with an uncertain outcome.

Our current assumptions about our product candidates’ development potential are based on the data generated from nonclinical studies and clinical trials; however, we may observe materially and adversely different safety results as we continue to conduct our clinical trials. In order to obtain FDA, EMA or other comparable foreign regulatory authorities approval to market a new drug product, we must demonstrate the safety and efficacy of the drug in humans in a manner that satisfies the applicable authority’s standards. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities, including the FDA, EMA and comparable foreign regulatory authorities, we must complete nonclinical development and then conduct extensive clinical trials to demonstrate the safety, potency and efficacy of our product candidates in humans. A failure of one or more clinical trials can occur at any stage of testing or at any time during the trial process. The outcome of nonclinical testing and early clinical trials may not be predictive of the results of later clinical trials as to safety or efficacy, particularly if later clinical trials have a materially different trial design. The historical failure rate for product candidates in our industry is high, particularly in the earlier stages of development. Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in nonclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

We have not completed all of the clinical trials required for the approval of any of our product candidates. We cannot assure you that any nonclinical study or clinical trial that we are conducting, or may conduct in the future, will demonstrate consistent or adequate efficacy and safety to obtain regulatory approval to market our product candidates in the United States or in any other jurisdiction.

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

We may incur additional costs and experience delays in ongoing clinical trials for our product candidates, and we do not know whether future clinical trials, if any, will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. We may experience numerous unforeseen events during or as a result of nonclinical studies or clinical trials that could delay or prevent our ability to continue or complete clinical development, receive marketing approval or commercialize our product candidates, including:

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

We have not yet completed all testing of any product candidate in clinical trials. Nonclinical, interim, topline, and preliminary results from our nonclinical studies or clinical trials are not necessarily predictive of the results or analyses of such results of later clinical trials. If we cannot replicate the positive results from any nonclinical studies or clinical trials of our current or potential future product candidates that have positive results, or if we suffer any other significant setbacks in our later clinical trials, we may be unable to successfully develop, obtain regulatory approval for and commercialize our current or potential future product candidates.

Success in nonclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Nonclinical studies, Phase 1 and Phase 2a clinical trials are primarily designed to test safety, to study pharmacokinetics and pharmacodynamics, and to understand the side effects of product candidates at various doses and dosing schedules. Success in nonclinical or animal studies and early clinical trials does not ensure that later large-scale efficacy trials will be successful, nor does it predict final results. Our product candidates may fail to show the desired safety, tolerability, PK profile, and efficacy in clinical development despite positive results in nonclinical studies or having successfully advanced through initial clinical trials, particularly because of our product candidates leveraging an inhalation approach.

Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in nonclinical testing and earlier-stage clinical trials. Such setbacks have occurred and may occur for many reasons, including: clinical sites and investigators may deviate from clinical trial protocols, whether due to lack of training or otherwise, and we may fail to detect any such deviations in a timely manner; patients may fail to adhere to any required clinical trial procedures, including post-treatment follow-up; our product candidates may fail to demonstrate effectiveness or safety in certain patient subpopulations or at all; or our clinical trials may not adequately represent the patient populations we intend to treat, whether due to limitations in our trial designs or otherwise. Data obtained from nonclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, we may experience regulatory delays or rejections as a result of many factors, including changes in regulatory policy during the period of our product candidate development.

Similarly, from time to time, we may publish interim, topline, or preliminary results from our nonclinical studies and clinical trials, which are based on a preliminary analysis of then-available data. We also make assumptions, estimations, calculations and conclusions as part of our preliminary analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. Interim results from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or topline results also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim, topline, and preliminary data should be viewed with caution until the final data are available. Adverse differences between interim, topline, or preliminary data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.

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

Our nonclinical studies and clinical trials may fail to demonstrate the safety and efficacy of our product candidates, or serious or unacceptable adverse side effects or unexpected toxicology findings may be identified during the development of our product candidates, which could prevent or delay further clinical development, regulatory approvals and commercialization, impact the product’s labeling, if approved, increase our costs or necessitate the abandonment or limitation of the development of some of our product candidates.

Clinical trials often fail to demonstrate safety or efficacy of the product candidate studied for the target indication. If our product candidates are associated with serious or significant adverse side effects in clinical trials or have adverse safety findings in nonclinical studies, we may need to abandon their development or limit development to more narrow uses in which the side effects or other characteristics are less prevalent, less severe or more acceptable from a benefit-risk perspective. The FDA, EMA or other comparable foreign regulatory authority or an institutional review board or ethics committee may also require that we suspend, discontinue or limit our clinical trials based on safety information, or that we conduct additional animal or human studies regarding the safety and efficacy of our product candidates, which we have not planned or anticipated. For example, in July 2025, in our pre-IND discussions for AP02, the FDA, but no other regulatory agency, asked us to complete an additional device compatibility study (which we have since successfully completed) and also commented on a nonclinical rat toxicology study that showed findings that were considered non-adverse and/or species-specific. Due to this and our desire for a faster start-up time, we proceeded to initiate our Phase 2 clinical trial outside of the U.S. We intend to submit such IND with the safety and efficacy clinical data from our Phase 2 trial, if successful, to potentially enable a future Phase 3 clinical trial that includes U.S. sites. We believe that the data package from our Phase 2 trial, if successful, will provide compelling support to open an IND in the U.S. while enabling an efficient use of our resources. If we are unable to obtain IND clearance from the FDA for AP02, our market opportunity may be adversely affected, and we may have to expend additional resources to complete additional nonclinical testing if required by the FDA. There is no guarantee that our efforts or further testing, if required, will be successful or will enable the clearance of an IND by the FDA.

Such findings could further result in regulatory authorities failing to provide marketing authorization for our product candidates or limiting the scope of the indication, if approved. Many product candidates that initially showed promise in early-stage testing have later been found to cause adverse side effects that prevented further development of the product candidate. For example, the long-term safety impacts of our product candidates are unknown and may not be discoverable in nonclinical studies or clinical trials that we may conduct. Additionally, if one or more of our product candidates receives marketing approval, and we or others subsequently identify undesirable side effects caused by such products a number of potentially significant negative consequences could result, including:

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

For example, we may seek a Fast Track Designation for one or more of our product candidates. If a product is intended for the treatment of a serious or life-threatening condition and nonclinical or clinical data demonstrate the potential to address an unmet medical need for this condition, the product sponsor may apply for Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may rescind the Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development activities.

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

Even in the absence of obtaining Fast Track and/or Breakthrough Therapy Designations, a sponsor can seek priority review at the time of submitting a marketing application. The FDA may designate a product for priority review if it is a product that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting adverse reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, or evidence of safety and effectiveness in a new subpopulation. A priority review designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months from the FDA’s acceptance of the application for review. Priority review designation may be rescinded if a product no longer meets the qualifying criteria.

We may not be able to submit investigational new drug, or IND, applications or IND amendments to commence clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.

We may not be able to submit INDs, including the IND for our lead product candidates, on the timelines we expect. We may experience manufacturing delays or other delays with IND-enabling studies or it may require time to align with the FDA or comparable regulatory authorities on data packages. For example, in July 2025, in our pre-IND discussions for AP02, the FDA, but no other regulatory agency, asked us to complete an additional device compatibility study (which we have since successfully completed) and also commented on a nonclinical rat toxicology study that showed findings that were considered non-adverse and/or species-specific. Due to this and our desire for a faster start-up time, we proceeded to initiate our Phase 2 clinical trial outside of the U.S. We intend to submit such IND with the safety and efficacy clinical data from our Phase 2 trial, if successful, to potentially enable a future Phase 3 clinical trial that includes U.S. sites. We believe that the data package from our Phase 2 trial, if successful, will provide compelling support to open an IND in the U.S. while enabling an efficient use of our resources. If we are unable to obtain IND clearance from the FDA for AP02, our market opportunity may be adversely affected, and we may have to expend additional resources to complete additional testing if required by the FDA. There is no guarantee that our efforts or further testing, if required, will be successful or will enable the clearance of an IND by the FDA. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, issues will not arise that suspend or terminate clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs.

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

We benefit from an exclusive license to PARI’s eRapid® Nebulizer System with eFlow® Technology for AP01’s delivery, and we retain an exclusive right to negotiate a separate license agreement with respect to AP02 and AP03 for exclusive licenses for PARI’s eRapid® Nebulizer System with eFlow® Technology. This exclusivity offers a key competitive advantage, as the proprietary device would be included in any potential U.S. FDA-approved product labels, however, we cannot guarantee that we will maintain preferable commercial terms for such license. We are dependent on the sustained cooperation, effort and capability of PARI both to supply the device and, in some cases, to conduct the studies required for approval or other regulatory clearance of the device, and if received, we expect we will be dependent on PARI for continuing to maintain such approvals or clearances. Failure of PARI to supply the device, to successfully complete studies on the device or for any future devices we may utilize for any of our product candidates in a timely manner, or to obtain or maintain required approvals or clearances of the devices could result in increased development costs, delays in or failure to obtain regulatory approval, and delays in our product candidates reaching the market initially and/or expanding to new indications. For more information on the PARI License Agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Material Agreement.”

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

We are currently conducting our Phase 2 clinical trials for AP01 and AP02 in Argentina, Australia, Canada, New Zealand, Turkey, the United Kingdom, and several European countries, and may conduct additional clinical trials outside of the U.S. in the future. Clinical trials conducted in Australia using “unapproved therapeutic goods,” or those that have not yet been evaluated by the Therapeutic Goods Association, or TGA, for quality, safety and efficacy, must occur pursuant to either the Clinical Trial Notification Scheme or the Clinical Trial Approval Scheme. In each case, the trial is supervised by a Human Research Ethics Committee, or HREC, an independent review committee set up under the guidelines of the Australian National Health and Medical Research Council that reviews, approves and provides continuing oversight of trial protocols and amendments, and of the methods and material to be used in obtaining and documenting informed consent of the trial subjects. Although the FDA, EMA or comparable foreign regulatory authorities may accept data from clinical trials conducted outside the relevant jurisdiction, acceptance of these data is subject to certain conditions. For example, the FDA requires that the clinical trial must be well-designed and conducted and performed by qualified investigators in accordance with ethical principles such as institutional review board or ethics committee approval and informed consent, the trial population must adequately represent the U.S. population and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. Further, the FDA may consider an on-site inspection to be necessary in which case they must be able to validate the data through such an inspection or other appropriate means. In addition, while these clinical trials are subject to the applicable local laws, acceptance of the data by the FDA will be dependent upon its determination that the trials were conducted consistent with all applicable U.S. laws and regulations. There can be no assurance that the FDA will accept data from trials conducted outside of the U.S. as adequate support of a marketing application. Similarly, any data submitted to foreign regulatory authorities may not adhere to their standards and requirements for clinical trials and data from trials conducted outside of such jurisdiction may not be accepted. Moreover, cultural and population differences across populations participating in trials conducted with sites outside the U.S. could introduce confounding factors that impact interpretation of the results from foreign clinical trial sites.

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

As product candidates proceed through nonclinical studies to late-stage clinical trials towards potential approval and commercialization, various aspects of the development program, such as manufacturing methods and formulation, may be altered in an effort to optimize processes and product characteristics, and such optimization may not be achieved. Any of these changes could cause our product candidates to perform differently and affect the results of our current or future clinical trials. Such changes may also require additional testing, or notification to or approval by the FDA, EMA or another comparable regulatory authority. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commence sales and generate revenue.

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

We currently engage CROs and other vendors to conduct our ongoing clinical trials, including our ongoing Phase 2 clinical trials of AP01 and AP02, and similarly expect to engage CROs and other vendors for future clinical trials for these and other product candidates that we may progress to clinical development, including the planned Phase 1 clinical trial of AP03. We expect to continue to rely on third parties, including but not limited to clinical data management organizations, healthcare institutions operating as clinical sites and clinical investigators, to conduct those clinical trials. Any of these third parties may terminate their engagements with us, some in the event of an uncured material breach and some at any time for convenience. If any of our relationships with these third parties terminate, we may not be able to timely enter into arrangements with alternative third parties or to do so on commercially reasonable terms, if at all. Switching or adding CROs or other vendors involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new CRO or vendor commences work. As a result, delays may occur, which can materially impact our ability to meet our desired clinical development timelines. We may encounter challenges or delays in our CRO/vendor relationships in the future which may cause a material adverse impact on our business, financial condition and prospects.

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

We rely on these parties for execution of our nonclinical studies and clinical trials, and generally do not directly control their businesses or related activities. Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with GCPs for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We also are required to register certain ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions. If we or any of our CROs or other third parties, including trial sites, fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. Further, upon inspection by a given regulatory authority, such regulatory authority may not agree with our determination that any of our clinical trials complies with GCP requirements. In addition, our clinical trials must be conducted with product produced under cGMP conditions. Our failure to comply with these requirements may require us to repeat clinical trials, which would delay the regulatory approval process.

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

Third parties may assert that we are employing their proprietary technology without authorization. Generally, conducting nonclinical and clinical trials and other development activities in the United States is not considered an act of infringement. If a product candidate is approved by the FDA, a third party may then seek to enforce its patent by filing a patent infringement lawsuit against us. There may be issued third-party patents of which we are currently unaware with claims to compositions, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. There may be currently pending patent applications which may later result in issued patents that may be infringed by our product candidates. Moreover, we may fail to identify relevant patents or incorrectly conclude that a patent is invalid, not enforceable, exhausted, or not infringed by our activities.

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

Many of our current or potential competitors, either alone or with their collaboration partners, may have significantly greater financial resources and expertise in research and development, manufacturing, conducting nonclinical studies and clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize product candidates that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any product candidates that we may develop or that would render any product candidates that we may develop obsolete or non-competitive. Our competitors also may obtain FDA or other regulatory approval for their product candidates more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, technologies developed by our competitors may render our product candidates uneconomical or obsolete, and we may not be successful in marketing any product candidates we may develop against competitors.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. Each of our executive officers and employees may currently terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or employees. This lack of insurance means that we may not have adequate compensation for the loss of the services of these individuals.

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

As of September 30, 2026, we had 56 full-time employees, including 36 who were engaged in research and development activities. As we continue to build our organization and execute on our strategy, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management, business, and development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage our growth effectively.

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

•
adverse results from, delays in, suspension or termination of current or future clinical trials or nonclinical studies of our product candidates, or any delay in advancing a clinical candidate;
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
•
the reporting of unfavorable nonclinical or clinical results;
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

We have generated, and expect to continue to generate, significant federal and state net operating loss carryforwards, or NOLs. As of December 31, 2025, we had federal and state NOLs of $190.3 million and $13.4 million, respectively. Under current tax laws and regulations, these NOLs could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Cuts and Jobs Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, federal NOLs incurred in taxable years beginning after December 31, 2017 generally may be carried forward indefinitely, but the deductibility of such federal NOLs is limited.

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

There has been no material change in the expected use of the net proceeds from our IPO as described in our IPO Prospectus.

(c) Issuer Repurchases of Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, except as set forth below:

Name and Position	Action Taken	Nature of Trading Arrangement	Plan Start Date	Plan End Date	Aggregate Number of Securities
Lyn Baranowski (Chief Executive Officer and Director)	Adoption (July 30, 2026)	Trading plan intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c)	November 17, 2026	July 15, 2027	Up to 300,000 shares
Douglas Carlson (Chief Financial Officer)	Adoption (July 30, 2026)	Trading plan intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c)	November 17, 2026	July 15, 2027	Up to 85,000 shares
Howard Lazarus (Chief Medical Officer)	Adoption (July 30, 2026)	Trading plan intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c)	November 17, 2026	February 15, 2027	Up to 76,000 shares
Melissa Rhodes (Chief Operating Officer)	Adoption (July 30, 2026)	Trading plan intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c)	November 17, 2026	July 15, 2027	Up to 76,000 shares

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description
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

Avalyn Pharma Inc.

Date: November 12, 2026	By:	/s/ Lyn Baranowski
Lyn Baranowski
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Douglas Carlson
Douglas Carlson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)